Form 10-Q
period 1995-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1995-11-06
CIK 832095

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    September 30, 1995
                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                         to




                 Commission file number          0-17690


                    Krupp Insured Mortgage Limited Partnership


               Massachusetts                                   04-3021395
   (State or other jurisdiction of                          (IRS employer
   incorporation or organization)                            identification
   no.)
   470 Atlantic Avenue, Boston, Massachusetts                       02210
   (Address of principal executive offices)                     (Zip Code)


                                  (617) 423-2233
               (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X    No

                          PART I.  FINANCIAL INFORMATION

   Item 1.     FINANCIAL STATEMENTS

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS

                                                            September 30,  December 31,
                                                                1995          1994

            Participating Insured Mortgages ("PIMs")        $190,663,941   $191,653,787
            Mortgage-Backed Securities ("MBS") (Note 2)       21,047,515     22,795,244

                Total mortgage investments                   211,711,456    214,449,031

            Cash and cash equivalents                          4,702,825      5,064,654
            Other investment (Note 1)                            992,819          -
            Interest receivable and other assets               2,040,124      2,277,632
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $7,314,335 and
             $6,204,472, respectively                          7,159,709      8,269,572
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,332,135 and
             $1,954,664, respectively                          2,454,040      2,831,511

                Total assets                                $229,060,973   $232,892,400


                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     15,715   $     15,380

            Partners' equity (deficit) (Note 3):

              Limited Partners                               229,198,504    232,984,076
               (14,956,896 Limited Partner interests
               outstanding)
              General Partners                                  (153,246)      (107,056)

                Total Partners' equity                       229,045,258    232,877,020

                Total liabilities and Partners' equity      $229,060,973   $232,892,400

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                          For the Three Months Ended    For the Nine Months Ended
                                                 September 30,                 September 30,
                                              1995           1994           1995          1994

     Revenue:
       Interest income - PIMs
         Base interest                    $3,643,123     $3,655,716     $10,940,159   $10,924,595
         Participation interest               38,683        163,866         507,668       426,095
       Interest income - MBS                 437,182        422,247       1,350,699     1,292,741
       Other interest income                  80,329        128,027         233,358       364,500

            Total revenues                 4,199,317      4,369,856      13,031,884    13,007,931

     Expenses:
       Asset management fee
        to an affiliate                      401,324        401,916       1,195,930     1,195,682
       Expense reimbursements to
        affiliates                            64,227        134,483         192,680       403,451
       Amortization of prepaid fees
        and expenses                         495,778        495,528       1,487,334     1,486,584
       General and administrative             58,363         28,548         181,153       155,716

            Total expenses                 1,019,692      1,060,475       3,057,097     3,241,433

     Net income                           $3,179,625     $3,309,381     $ 9,974,787   $ 9,766,498

     Allocation of net income (Note 3):

       Limited Partners                   $3,084,236     $3,210,100     $ 9,675,543   $ 9,473,503

       Average net income per Unit
        (14,956,896 Limited Partner
        interests outstanding)            $      .21     $      .21     $       .65   $       .63

       General Partners                   $   95,389     $   99,281     $   299,244   $   292,995

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS
                                                              For the Nine Months Ended
                                                                      September 30,

                                                               1995                1994
     Operating activities:
       Net income                                          $ 9,974,787         $ 9,766,498
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of other investment discount              (8,118)              -
         Amortization of prepaid fees and expenses           1,487,334           1,486,584
         Changes in assets and liabilities:
           Decrease in interest receivable
            and other assets                                   237,508               9,113
           Increase in liabilities                                 335               7,289

             Net cash provided by operating activities      11,691,846          11,269,484

     Investing activities:
       Principal collections on MBS                          1,747,729           4,994,082
       Investment in MBS                                        -               (4,861,358)
       Principal collections on PIMs                           989,846             899,052
       Other investment                                       (984,701)             -

             Net cash provided by investing activities       1,752,874           1,031,776

     Financing activity:
       Distributions                                       (13,806,549)        (19,008,329)

     Net decrease in cash and cash equivalents                (361,829)         (6,707,069)

     Cash and cash equivalents, beginning of the period      5,064,654          13,443,459

     Cash and cash equivalents, end of the period          $ 4,702,825         $ 6,736,390

                                The accompanying notes are an integral
                                   part of the financial statements.

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   1.  Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited
       Partnership, (collectively the "General Partners") of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make this information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

       The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

       Other Investment

       Other investment consists of a banker's acceptance with an original maturity greater than three months. The Partnership carries the other investment at amortized cost, which approximates fair value, due to the short period of time to maturity.

   2.  MBS

       At September 30, 1995, the Partnership's MBS portfolio has a market value of approximately $21,677,000 and unrealized gains and losses of approximately $734,000 and $105,000, respectively, with maturity dates ranging from 1999 to 2024.

   3.  Changes in Partners' Equity

       A summary of changes in Partners' Equity for the nine months ended September 30, 1995 is as follows:

                                                                                    Total
                                                    Limited         General        Partners'
                                                    Partner         Partners        Equity

          Balance at December 31, 1994            $232,984,076      $(107,056)    $232,877,020

          Net income                                 9,675,543        299,244        9,974,787

          Distributions                            (13,461,115)      (345,434)     (13,806,549)

          Balance at September 30, 1995           $229,198,504      $(153,246)    $229,045,258

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.5 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections, as a result the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

   Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate both on a short and long term basis. However, in the event of a PIM prepayment the Partnership would distribute any proceeds from the prepayment as a special distribution and adjust the distribution rate to reflect the anticipated future cash inflows from the remaining mortgages. The General Partners do not anticipate any PIMs prepaying in the near future.

   Assessment of Credit Risk

   The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

   FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the nine months ended September 30, 1995 and the period from inception to September 30, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          (amounts    in    thousands,
                                                                          except
                                                                  per Unit amounts)
                                                      Nine Months Ended        Inception through
                                                      September 30, 1995       September 30, 1995
          Distributable Cash Flow:

          Income for tax purposes                          $ 10,741               $ 105,264
          Items not requiring or (not providing)
           the use of operating funds:
             Remington Place interest rate reduction            (71)                   (167)
             Amortization of prepaid fees,
              expenses and organization costs                   792                   5,802
             Acquisition expenses paid from
              offering proceeds charged to operations          -                        184
             Gain on sale of MBS                               -                       (417)

             Total Distributable Cash Flow ("DCF")         $ 11,462               $ 110,666
             Limited Partners Share of DCF                 $ 11,118               $ 107,346
             Limited Partners Share of DCF per Unit        $    .74               $    7.18 (b)
             General Partners Share of DCF                 $    344               $   3,320

          Net Proceeds from Capital Transactions:

             Principal collection on PIMs                       990                   5,705
             Principal collections on MBS                     1,748                  56,061
             Principal collections reinvested
              in MBS and PIMs                                  -                    (14,537)
             Gain on sale of MBS                               -                        417
          Total Net Proceeds from Capital Transactions     $  2,738               $  47,646

          Cash available for distribution
            (DCF plus Net Proceeds from
            Capital Transactions)                          $ 14,200               $ 158,312
          Distributions:

             Limited Partners                              $ 13,461 (a)           $ 152,266 (a)
             Limited Partners Average per Unit             $    .90 (a)           $   10.18 (a)(b)
             General Partners                              $    344 (a)           $   3,320 (a)

                   Total Distributions                     $ 13,805               $ 155,586

            (a) Includes an estimate of the distribution to be paid in November 1995.
            (b) Limited Partners average per Unit return of capital as of November 1995 is
                $3.00  [$10.18 -  $7.18].   Return of  capital represents that  portion of
                distributions which  is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from
                MBS and PIMs.

   Operations

       The following  discussion relates to  the operations of the  Partnership
   during   the  three  and  nine months  ended  September  30, 1995  and  1994
   (amounts in thousands):

                                        For the Three Months     For the Nine Months
                                         Ended September 30,     Ended September 30,

                                             1995      1994         1995     1994

           Interest income on PIMs:
             Base interest                  $3,643   $3,656        $10,940   $10,925
             Participation interest             39      164            508       426
           Interest income on MBS              437      422          1,351     1,293
           Other interest income                81      128            233       364
           Partnership expenses               (524)    (565)        (1,570)   (1,755)

           Distributable Cash Flow           3,676    3,805         11,462    11,253

          Amortization of prepaid fees
           and expenses                       (496)    (496)        (1,487)   (1,487)

          Net income                        $3,180   $3,309        $ 9,975   $ 9,766

   Net income increased during the nine months ended September 30, 1995 as compared to the corresponding periods in 1994 due primarily to lower expense reimbursements to affiliates. Net income decreased during the third quarter of 1995 as compared to the third quarter of 1994 due primarily to a decrease in participation interest income.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION


   Item 1.    Legal Proceedings
              Response:  None

   Item 2.    Changes in Securities
              Response:  None

   Item 3.    Defaults upon Senior Securities
              Response:  None

   Item 4.    Submission of Matters to a Vote of Security Holders
              Response:  None

   Item 5.    Other Information
              Response:  None

   Item 6.    Exhibits and Reports on Form 8-K
              Response:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                Krupp Insured Mortgage Limited Partnership
                               (Registrant)



                BY:  /s/Robert A. Barrows
                     Robert A. Barrows
                     Treasurer and Chief Accounting Officer
                     of Krupp Plus Corporation, a General
                     Partner of the Registrant.


   DATE: October 24, 1995