Form 10-K
period 1995-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1996-03-28
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
  (Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended       December 31, 1995

                                       OR

            TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                  to

  Commission file number              0-17690
        Krupp Insured Mortgage Limited Partnership
  Exact name of registrant as specified in its charter)

  Massachusetts                                   04-3021395
  (State or other jurisdiction of              (IRS Employer
  incorporation or organization)               Identification No.)

  470 Atlantic Avenue, Boston, Massachusetts           02210
  (Address of principal executive offices)             (Zip Code)

  (Registrant's telephone number, including area code)   (617) 423-2233

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:Units of Depositary Receipts representing Units of Limited
  Partner Interests

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

  Aggregate market value of voting securities held by non-affiliates: Not applicable.

  Documents incorporated by reference: See Part IV, Item 14

  The exhibit index is located on pages 8-15.

                                     PART I
  ITEM 1.     BUSINESS

      Krupp Insured Mortgage Limited Partnership (the "Partnership") is a Massachusetts limited partnership which was formed on March 21, 1988. The

  Partnership raised approximately $299 million through a public offering of limited partner interests evidenced by units of depositary receipts ("Units"), and used the proceeds available for investment primarily to acquire participating insured mortgages ("PIMs") and mortgage-backed securities ("MBS"). The Partnership considers itself to be engaged only in the industry segment of investment in mortgages.

      The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and basic interest and also may provide for Partnership participation in the current revenue stream and in residual value, if any, from the sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

      The Partnership also acquired MBS collateralized by single-family mortgage loans issued or originated by FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). FNMA and FHLMC guarantee the principal and basic interest of the Partnership's FNMA and FHLMC MBS, respectively.

      Prior to May 23, 1995 the Partnership could reinvest or commit for reinvestment principal proceeds or other realization of the mortgages in new mortgages. In the future, proceeds received from prepayments or other realizations of mortgage assets will be distributed by the Partnership to investors through quarterly or possibly special distributions.

      Although the Partnership will terminate no later than December 31, 2028, the value of the PIMs may be realized by the Partnership through repayment or sale as early as ten years from the dates of the closing of the permanent loans and the Partnership may realize the value of all its other investments within that time frame. Therefore, it is anticipated that dissolution of the Partnership could occur significantly prior to December 31, 2028.

      The Partnership's investments are not expected to be subject to seasonal fluctuations. However, the future performance of the Partnership will depend upon certain factors which cannot be predicted. In addition, any ultimate realization of the participation features of the PIMs will be subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and provide adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regula-tions, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

      The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and the Partnership anticipates no adverse effect in the future.

      As of December 31, 1995, there were no personnel directly employed by the Partnership.

  ITEM 2.     PROPERTIES

      None.

  ITEM 3.     LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Partnership is a party or to which any of its securities is the subject.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                     PART II

  ITEM 5.     MARKET   FOR  THE   REGISTRANT'S  COMMON   EQUITY  AND   RELATED
              STOCKHOLDER MATTERS

      There currently is no established trading market for the Units.

      The number of investors holding Units as of December 31, 1995 was approximately 15,200. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution.

      The Partnership made distributions, in quarterly installments, to its Partners during the two years ended December 31, 1995 as follows:

                                                 1995                    1994
                                           Amount    Per Unit      Amount      Per Unit

            Limited Partners             $17,948,156   $1.20     $24,879,313    $1.66
            General Partners                 455,696                 450,239

                                         $18,403,852             $25,329,552

  ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 (Appendix A) of this report, respectively.

                                  Year Ended December 31,
                     1995         1994          1993          1992         1991

       Total revenues         $ 17,325,924  $ 17,333,146  $ 18,870,977 $ 19,008,148  $ 20,995,438

       Net income               13,270,482    13,039,155    14,465,397   14,537,741    16,262,459

       Net income allocated
        to Partners:
         Limited Partners       12,872,368    12,647,980    14,031,435   14,101,609    15,774,585
         Average per Unit              .86           .85           .94          .94          1.05
         General Partners          398,114       391,175       433,962      436,132       487,874

       Total assets at
        December 31            228,653,458   232,892,400   245,176,200  256,007,290   266,872,911

       Distributions to
        Partners:
         Limited Partners       17,948,156    24,879,313    24,811,193   24,842,944    24,828,292
         Average per Unit             1.20          1.66          1.66         1.66          1.66
         General Partners          455,696       450,239       473,002      514,472       550,452

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

  The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.5 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections and, as a result, the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

  The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution.

  During February 1996, the Partnership received repayment of the Water View and Tarnhill Apartments PIMs. The Partnership received the outstanding principal balances of these PIMs of approximately $16.7 million and $7.5 million, respectively, and participation income from the Tarnhill Apartments PIM of approximately $1.2 million. The Participation Income from Tarnhill consisted of approximately $983,000 of Shared Appreciation Income and approximately $224,000 of Shared Income and Minimum Additional Income. The Partnership did not receive any prepayment penalty or participation income related to the repayment of the Water View Apartments PIM.

  During 1995, the operating performance of Water View Apartments declined due to insufficient levels of occupancy and higher maintenance and repair expenses due to vandalism. As a result, the borrower went into default on the underlying loan. Normally, a loan like this would eventually be recovered through an insurance claim process. However, the Partnership was able to receive its insured proceeds on this loan earlier than anticipated due to Bear Stearn s assumption of the co-insurers portfolio.

  As a result of the repayments, the Partnership made a special distribution on March 15, 1996 to investors in the amount of $1.70 per unit with the proceeds from the repayments of the Water View and Tarnhill Apartments PIMs. The Partnership will continue to pay distributions at the current distribution rate of $.30 per unit per quarter through 1996. The General Partners will continue to monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.

  For the first five years of the PIMs the borrowers are prohibited from repaying. For the second five years, the borrower can repay the loans incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity, if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 1995 and the period from inception through December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                               (Amounts in thousands, except per Unit amounts)
                                                           Year            Inception
                                                           Ended            Through
                                                          12/31/95          12/31/95
          Distributable Cash Flow:

          Income for tax purposes                           $14,272         $108,795
          Items not requiring or (not providing)
           the use of operating funds:
               Participation income received but not
                recognized for tax purposes                      17               17
               Amortization of prepaid fees and expenses      1,058            6,068
               Remington Place interest rate reduction
                collectible in the future                       (94)            (190)
               Acquisition expenses paid from
                offering proceeds charged to operations        -                 184
               Gain on sale of MBS                             -                (417)

               Total Distributable Cash Flow ("DCF")        $15,253         $114,457

               Limited Partners Share of DCF                $14,795         $111,023

               Limited Partners Share of DCF per Unit       $   .99         $   7.42 (c)

               General Partners Share of DCF                $   458         $  3,434

          Net Proceeds from Capital Transactions:

               Principal collection on PIMs                 $ 1,328         $  6,043

               Principal collections on MBS                   2,564           56,877
               Principal collections on MBS
                and PIMs reinvested                            -             (14,537)
               Gain on sale of MBS                             -                 417

               Total Net Proceeds from Capital Transactions $ 3,892         $ 48,800

          Cash available for distribution

               (DCF plus Net Proceeds from
                Capital Transactions)                       $19,145         $163,257

          Distributions:

               Limited Partners                             $17,948 (a)     $156,753 (b)

               Limited Partners Average per Unit            $  1.20 (a)     $  10.48 (b)(c)

               General Partners                             $   458 (a)     $  3,434 (b)

                     Total Distributions                    $18,406         $160,187

  (a) Represents all distributions paid in 1995 except the February 1995 distribution and includes an estimate of the distribution to be paid in February 1996.
  (b)          Includes estimate  of the distribution  to be paid  in February
               1996.
  (c) Limited Partners average per Unit return of capital as of February 1996 is $3.06 [$10.48 - $7.42]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1995, 1994 and 1993.

                                                            (Amounts in thousands)
                                                    1995          1994           1993
              Interest income on PIMs:
                Base interest                     $14,555       $14,646         $14,782
                Participation interest
                 received                             677           441             246
              Interest income on MBS                1,778         1,747           2,505
              Other interest income                   316           459             386
              Partnership expenses                 (2,073)       (2,312)         (2,418)

              Distributable Cash Flow              15,253        14,981          15,501

              Gain on sale of MBS                    -             -                413
              Accrued Participation income           -               40             539
              Amortization of prepaid fees and
               expenses                            (1,983)       (1,982)         (1,988)

                    Net income                    $13,270       $13,039         $14,465

       Net income increased slightly during 1995 as compared to 1994 due primarily to an increase in participation income and lower expense reimbursements to affiliates. Participation income received increased in 1995 as compared to 1994 due primarily to increased participation income totaling approximately $318,000 from six properties that paid participation income in 1994. Net income for 1994 decreased approximately $1,426,000 from 1993, due primarily to decreases in participation income and interest income on MBS, and because net income for 1993 includes approximately a $413,000 gain from the sale of MBS. The Partnership realized the gain on the sale of MBS in connection with a restructuring of its MBS portfolio to slow the rate of prepayments. During 1993 and the first half of 1994 low interest rates increased refinancings of the mortgages underlying the Partnership's MBS thereby increasing prepayments of the MBS portfolio and reducing interest income on MBS. To offset the adverse effect on earnings caused by the MBS prepayments the Partnership acquired approximately $5 million of MBS in 1994.

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Appendix A to this report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership which is the other General Partner of the Partnership, is as follows:

                                      Position with
              Name and Age            Krupp Plus Corporation

              Douglas Krupp (49)      Co-Chairman of the Board
              George Krupp (51)       Co-Chairman of the Board
              Laurence Gerber (39)    President
              Peter F. Donovan (42)   Senior Vice President
              Robert A. Barrows (38)  Treasurer and Chief Accounting Officer

          Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-
  BRI).

     George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $3 billion under management for institutional and individual clients. Mr. Krupp attended the

  University of  Pennsylvania and  Harvard University.   Mr.  Krupp serves  as
  Chairman of the Board and Trustee of Krupp Government Income Trust II and as Chairman of the Board and Trustee of Krupp Government Income Trust.

          Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and a Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

          Peter F. Donovan is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $2.5 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all mortgage
  originations.    Before  joining the  firm  in  1984,  he  was  Second  Vice
  President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

          Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

  ITEM 11.  EXECUTIVE COMPENSATION

          The Partnership has no directors or executive officers.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,956,796 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this Item is contained in Note F to the Partnership's Financial Statements presented in Appendix A to this report.

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)     1.     Financial Statements  - see Index to Financial Statements and
                 Schedule included under Item 8, Appendix A, on page F-2 of this report.

          2. Financial Statement Schedule - see Index to Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

  (b)     Exhibits:
          Number and Description
          Under Regulation S-K

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4) Instruments defining the rights of security holders including indentures:

               (4.1) Agreement of Limited Partnership dated as of July 19, 1988 [Exhibit A included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

               (4.2) Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Agreement of Limited Partnership [Exhibit D
                            included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

               (4.3) Copy of First Amended and Restated Certificate of Limited Partnership filed with the Massachusetts Secretary of State on July 1, 1988. [Exhibit 4.4 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

          (10) Material Contracts:

               (10.1) Form of agreement between the Partnership and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant's Registration Statement on Form S-11 dated April 20, 1988 (File No. 33-21201)].*

               Richmond Park Apartments

               (10.2) Prospectus for GNMA Pool No. 260865 (PL) [Exhibit 1 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.3) Subordinated Multifamily Open-End Mortgage (including Subordinated Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simmon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.4) Participation Agreement dated July 31, 1989 between Krupp Insured Mortgage Limited Partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 3 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               Saratoga Apartments

               (10.5) Prospectus for GNMA Pool No. 280643 (PL) [Exhibit 4 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.6) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 27, 1989 between American National Bank and Trust Company of Chicago, as Trustee and Krupp Insured Mortgage Limited Partnership. [Exhibit 5 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.7) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 6 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               Valley Manor Apartments

               (10.8) Prospectus for GNMA Pool No. 272541 (PL) [Exhibit 7 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.9) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated June 28, 1989 between New Valley Manor Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 8 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               Hampton Ridge Apartments

               (10.10) Supplement to Prospectus dated September 1, 1989 for FNMA Pool No. MX-073001 [Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.11) Subordinated Multifamily Mortgage dated August 23, 1989 between Hampton Ridge Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.12) Subordinated Promissory Note dated August 23, 1989 between Hampton Ridge Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               Remington Place Apartments

               (10.13)      Prospectus  to GNMA  Pool No.  280644(PL) [Exhibit
                            10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.14) Subordinated Promissory Note dated September 21, 1989 between Brinkley Towers Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.15) Subordinated Multifamily Deed of Trust dated September 21, 1989 between Brinkley Towers Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.16) Workout Agreement and Subordinated Promissory Note Modification Agreement for the interest rate reduction dated December 23, 1993 by and between Berkshire Mortgage Finance Corporation, Krupp Insured Mortgage Limited Partnership and Brinkly Towers Associates Limited Partnership. [Exhibit
                            10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-17690)].*

               Silver Springs Apartments

               (10.17) Supplement to Prospectus dated November 1, 1989 for FNMA Pool No. MX-073007 [Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.18) Subordinated Multifamily Mortgage dated November 3, 1989 between Silver Springs Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.19) Subordinated Promissory Note dated November 3, 1989 between Silver Springs Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit
                            10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               The Patrician

               (10.20) Supplement to Prospectus dated November 1, 1989 for FNMA Pool No MX-073008 [Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.21) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated November 8, 1989 between Henry Bookspan as Trustee for The H. Bookspan Family Trust [Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               Southland Station II Apartments

               (10.22) Prospectus for GNMA Pool No. 280645(CS) and 280646(PL) [Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.23) Subordinated Multifamily Deed to Secure Debt dated September 27, 1989 between Southland Station, Phase II, A Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.24) Subordinated Promissory Note dated September 27, 1989 between Southland Station, Phase II, A Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.25) Amended Supplement to Prospectus for Government National Association Pool Number 280645 and 280646. [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               Cross Creek Apartments

               (10.26) Prospectus for GNMA Pool No. 280650(CS) and 280651(PL) [Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.27) Subordinated Multifamily Deed of Trust dated November 30, 1989 between Cross Creek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.28) Subordinated Promissory Note dated November 30, 1989 between Cross Creek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit
                            10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.29) Workout Structure/Loan and Participation Modification Dated January 29, 1994 by and between Krupp Insured Mortgage Limited Partnership, Krupp Mortgage Corporation and Cross Creek Associates [Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-17690)].*

               Paddock Club Apartments

               (10.30) Prospectus for GNMA Pool No. 280967(CS) and 280968(PL) [Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.31) Subordinated Multifamily Mortgage dated November 28, 1989 (including Subordinated Promissory Note) between Paddock Club Lakeland, Phase II, a limited partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               Wildflower Apartments

               (10.32)      Prospectus for  GNMA Pool No.  280652(PL) [Exhibit
                            10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.33) Subordinated Multifamily Deed of Trust dated December 12, 1989 (including Subordinated Promissory Note) between Lincoln Wildflower Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               Brookside Apartments

               (10.34) Supplement to Prospectus dated November 1, 1989 for Federal National Mortgage Association Pool Number MX-073009 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               (10.35) Subordinated Multifamily Deed of Trust dated January 30, 1990 between Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               (10.36) Subordinated Promissory Note dated January 30, 1990 between Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               Bell Station Apartments

               (10.37) Supplement to Prospectus dated April 1, 1990 for Federal National Mortgage Association Pool Number MX-073011 [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.38) Subordinated Multifamily Mortgage dated March 28, 1990 between Bell Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*


               (10.39) Subordinated Promissory Note dated March 28, 1990 between Bell Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               Water View Apartments

               (10.40) Prospectus dated April 1, 1990 for Government National Mortgage Association Pool Number 274472
                            (CL) [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.41) Subordinated Multifamily Mortgage dated February 15, 1990 between Jetam Investments, Ltd. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               (10.42) Subordinated Promissory Note dated February 15, 1990 between Jetam Investments, Ltd. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               The Enclave Apartments

               (10.43) Supplement to Prospectus dated April 1, 1990 for Federal National Mortgage Association Pool Number MX-073013 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.44) Subordinated Multifamily Open-End Mortgage dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.45) Subordinated Promissory Note dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               Creekside Apartments

               (10.46) Subordinated Promissory Note dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.47) Subordinated Multifamily Deed of Trust dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.48)      Participation  Agreement  dated   June  28,   1990
                            between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Salishan Apartments

               (10.49) Supplement to Prospectus dated July 1, 1990 for Federal National Mortgage Association Pool Number MX-073017 [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.50) Subordinated Promissory Note dated June 20, 1990 between Dale A. Williams and D.R. Salishan (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.51) Subordinated Multifamily Deed of Trust dated June 20, 1990 between Dale A. Williams and D.R. Salishan (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender") [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Rock Creek Apartments

               (10.52) Supplement to Prospectus dated August 1, 1990 for Federal National Mortgage Association Pool Number MX-073018 [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.53) Subordinated Promissory Note dated July 12, 1990 between Potomac Springs Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.54) Subordinated Multifamily Deed of Trust dated July 12, 1990 between Potomac Springs Limited
                            Partnership (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender") [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Tarnhill Apartments

               (10.55) Assignment of Subordinated Promissory Note dated September 13, 1990 from Krupp Insured Plus-III
                            Limited Partnership to Krupp Insured Mortgage Limited Partnership [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.56) Subordinated Multifamily Mortgage dated September 11, 1990 between Tarnhill Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.57) Participation Agreement between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership.*

               (10.58) Mortgage dated September 11, 1990 by and between Tarnhill Associates, a Minnesota partnership, and Nichols/Conlan Financial Company. [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17690)].*

               (10.59) Mortgage Noted dated September 11, 1990 between Nichols/ Conlan Financial Company and Tarnhill Associates, A Minnesota partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17690)].*

               (10.60) Assignment of Loan Documents dated September 13, 1990 by Nichols/Conlan Financial Company to Krupp Mortgage Corporation, a Delaware corporation. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-17690.].*

               Marina Shores Apartments

               (10.61) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Deering Place

               (10.62) Subordinated promissory note dated February 7, 1991 between Deering Place on Colony Apartments, Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder"). [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               (10.63) Subordinated Multifamily Deed of Trust dated February 7, 1991 between Deering Place on Colony Apartments, Limited Partnership (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender"). [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               (10.64) Supplement to Prospectus dated November 1, 1990 for Federal National Mortgage Association Pool Number MX-073022. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               Pope Building

               (10.65)      Subordinated  Promissory Note  dated May  30, 1991
                            between    Pope   Building    Associates   Limited

                            Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               (10.66) Subordinated Multi-family Mortgage dated May 31, 1991 between American National Bank and Trust Company of Chicago (the "Borrower") and Krupp Insured Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               (10.67) Supplement to Prospectus for Government National Mortgage Association Pool Number 280842. [Exhibit
                            19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               * Incorporated by reference.

  (c)     Reports on Form 8-K

               During the last quarter of the year ended December 31, 1995, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 1996.

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

          By:       Krupp Plus Corporation, a General
                    Partner


          By:       /s/ George Krupp
                    George Krupp, Co-Chairman (Principal Executive Officer) and Director of Krupp Plus Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 23rd day of February, 1996.

              Signatures                               Title(s)


  /s/ Douglas Krupp                         Co-Chairman (Principal Executive
  Douglas Krupp                             Officer)  and  Director  of   Krupp
                                            Plus    Corporation,   a    General
                                            Partner



  /s/ George Krupp                          Co-Chairman (Principal Executive
  George Krupp                              Officer)  and  Director  of   Krupp
                                            Plus    Corporation,   a    General
                                            Partner



  /s/Laurence Gerber                        President     of     Krupp     Plus
 Laurence Gerber                            Corporation, a General Partner



  /s/ Peter F. Donovan                      Senior  Vice  President  of   Krupp
  Peter F. Donovan                          Plus Corporation, a General Partner



  /s/ Robert A. Barrows                     Treasurer and Chief Accounting
  Robert A. Barrows                         Officer of Krupp Plus Corporation
                                            a General Partner

                                   APPENDIX A

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP





                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1995

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




  Report of Independent Accountants                                        F-3

  Balance Sheets at December 31, 1995 and 1994                             F-4

  Statements of Income for the Years Ended December 31, 1995,
  1994 and 1993                                                            F-5

  Statements of Changes in Partners' Equity for the Years Ended
  December 31, 1995, 1994 and 1993                                         F-6

  Statements of Cash Flows for the Years Ended December 31, 1995,
  1994 and 1993                                                            F-7

  Notes to Financial Statements                                     F-8 - F-14

  Schedule IV - Mortgage Loans on Real Estate                      F-15 - F-18


  All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




  To the Partners of
  Krupp Insured Mortgage Limited Partnership:

          We have audited the financial statements and the financial statement schedule of Krupp Insured Mortgage Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Mortgage Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                          COOPERS & LYBRAND L.L.P.






  Boston, Massachusetts
  January 27, 1996, except
  as to the information
  presented in Note I for
  which the date is
  March 4, 1996

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1995 and 1994


                                                ASSETS

                                                                 1995          1994


            Participating Insured Mortgages ("PIMs")
             (Notes B, C and H)                             $190,325,305   $191,653,787
            Mortgage-Backed Securities ("MBS")
             (Notes B, D, H and I)                            21,126,045     22,795,244

               Total mortgage investments                    211,451,350    214,449,031

            Cash and cash equivalents (Notes B and H)          5,970,759      5,064,654
            Interest receivable and other assets               2,113,378      2,277,632
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $7,684,289 and
             $6,204,472, respectively (Note B)                 6,789,755      8,269,572
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,457,959 and
             $1,954,664, respectively (Note B)                 2,328,216      2,831,511

               Total assets                                 $228,653,458   $232,892,400

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     14,758   $     15,380

            Partners' equity (deficit) (Notes A, E and G):

              Limited Partners                               227,908,288    232,984,076
               (14,956,896 Limited Partner interests
                outstanding)
              General Partners                                  (164,638)      (107,056)

              Unrealized gain on MBS (Note B)                    895,050         -

               Total Partners' equity                        228,638,700    232,877,020

               Total liabilities and Partners' equity       $228,653,458   $232,892,400

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                         For the Years Ended December 31, 1995, 1994 and 1993



                                                          1995         1994        1993
            Revenues:
             Interest income - PIMs:
              Base interest                            $14,554,706  $14,645,749 $14,781,876
              Participation interest                       677,349      481,135     785,354
            Interest income - MBS                        1,778,121    1,747,073   2,505,160
            Other interest income                          315,748      459,189     385,716
            Gain on sale of MBS                             -            -          412,871

                    Total revenues                      17,325,924   17,333,146  18,870,977

            Expenses:
             Asset management fee to an
              affiliate (Note F)                         1,595,037    1,602,012   1,663,627
             Expense reimbursements to affiliates
              (Note F)                                     230,648      484,141     539,188

             Amortization of prepaid fees and expenses
             (Note B)                                    1,983,112    1,982,112   1,987,945
             General and administrative                    246,645      225,726     214,820

                    Total expenses                       4,055,442    4,293,991   4,405,580

            Net income (Note G)                        $13,270,482  $13,039,155 $14,465,397

            Allocation of net income (Note E):

             Limited Partners                          $12,872,368  $12,647,980 $14,031,435

             Average net income per Limited Partner
              interests                                $       .86  $       .85 $       .94
             (14,956,896 Limited Partner interests
              outstanding)

             General Partners                          $   398,114  $   391,175 $   433,962

                                The accompanying notes are an integral
                                   part of the financial statements.

                             KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                        For the Years Ended December 31, 1995, 1994 and 1993


                                                                                   Total
                                           Limited      General     Unrealized     Partners'
                                           Partners     Partners       Gains        Equity
          Balance at December 31, 1992   $255,995,167   $  (8,952)  $    -      $255,986,215

          Net income                       14,031,435     433,962        -        14,465,397

          Distributions                   (24,811,193)   (473,002)       -       (25,284,195)

          Balance at December 31, 1993   245,215,409      (47,992)       -       245,167,417

          Net income                       12,647,980     391,175        -        13,039,155

          Distributions                   (24,879,313)   (450,239)       -       (25,329,552)

          Balance at December 31, 1994    232,984,076    (107,056)       -       232,877,020

          Net income                       12,872,368     398,114        -        13,270,482

          Distributions                   (17,948,156)   (455,696)       -       (18,403,852)

          Unrealized gain on MBS               -             -         895,050       895,050

          Balance at December 31, 1995   $227,908,288   $(164,638)  $  895,050  $228,638,700

                                 The accompanying notes are an integral
                                   part of the financial statements.

                            KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31, 1995, 1994 and 1993



                                                        1995            1994           1993
     Operating activities:
       Net income                                   $ 13,270,482   $ 13,039,155   $ 14,465,397
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid expenses, fees
          and organization costs                       1,983,112      1,982,112      1,987,945
         Gain on sale of MBS                              -              -            (412,871)
         Changes in assets and liabilities:
           Decrease (increase) in interest
             receivable and other assets                 164,254        (94,492)      (299,591)
           (Decrease) increase in liabilities               (622)         6,597       (12,292)

             Net cash provided by operating
              activities                              15,417,226     14,933,372     15,728,588

     Investing activities:
       Principal collections on PIMs                   1,328,482      1,213,385      1,129,568
       Principal collections on MBS                    2,564,249      5,665,348     12,102,482
       Investments in MBS                                 -          (4,861,358)    (8,180,448)
       Proceeds from sale of MBS                          -              -           7,714,673

             Net cash provided by investing
              activities                               3,892,731      2,017,375     12,766,275

     Financing activity:
       Distributions                                 (18,403,852)   (25,329,552)   (25,284,195)

     Net decrease (increase) in cash and cash
      equivalents                                        906,105     (8,378,805)     3,210,668

     Cash and cash equivalents, beginning of year      5,064,654     13,443,459     10,232,791

     Cash and cash equivalents, end of year         $  5,970,759   $  5,064,654   $ 13,443,459

                               The accompanying notes are an integral
                                 part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

  A.      Organization

          Krupp Insured Mortgage Limited Partnership (the "Partnership") was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership issued all of the General Partner Interests to two General Partners in exchange for capital contributions aggregating $3,000. Krupp Plus Corporation and Mortgage Services Partners Limited Partnership are the General Partners of the Partnership and Krupp Depositary Corporation is the Corporate Limited Partner. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

          The Partnership commenced the public offering of Units on July 22, 1988 and completed its public offering on May 23, 1990 having sold 14,956,796 Units for $298,678,321 net of purchase volume discounts of $457,599.

  B.      Significant Accounting Policies

          The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G):

                 PIMs

                 The Partnership carries its investments in PIMs at amortized cost as it has the ability and intention to hold these
                 investments.    Basic interest  is  recognized  based on  the
                 stated  rate  of   the  Department  of   Housing  and   Urban
                 Development  ("HUD") insured  mortgage  (less the  servicer's fee) or the stated coupon rate of the Government National Mortgage Association ("GNMA") or Federal National Mortgage
                 Association  ("FNMA")  MBS.   The  Trust  recognizes  interest
                 related to the participation features as earned and when it deems these amounts collectible.

                 MBS

                 At December 31, 1995, the Partnership in accordance with the Financial Accounting Standards Board s Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", reclassified its MBS portfolio from held-to-maturity to available-for-sale. The Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of
                 Partners' Equity. Prior to December 31, 1995, the Partnership carried its MBS portfolio at amortized cost. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

                 Cash Equivalents

                 The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in deposits and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

                 Prepaid Fees and Expenses

                 Prepaid fees and expenses represent prepaid acquisition fees, expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage. Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations.

                 The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") loan and at closing if a FNMA loan.

                 Income Taxes

                 The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in Partnership taxable income, such change will be reported to the partners.

                 Estimates and Assumptions

                 The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

  C.      PIMs

          The Partnership has investments in 22 PIMs. The Partnership's PIMs consist of (a) a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD's FHA lending program (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

          The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

          Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month, (iii) "Shared Appreciation Interest" which is 25% of any increase in the value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited in any year to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income

          Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property. However, generally any net proceeds from the sale or refinancing of the property will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional Interest.

          Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

          Under the Agreement, the Partnership, upon giving twelve months written notice, can accelerate the maturity date of the Agreement to a date not earlier than ten years from the date of the Agreement for
          (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

          On December 23, 1993, the Partnership entered into an agreement that provides for an interest rate reduction on the Remington Place PIM from 7.5% per annum to the amounts specified below in exchange for a lower Shared Appreciation base value of $13,200,000 from $15,450,000 and an obligation from the borrower to repay the interest not paid under the interest rate reduction upon the sale of the property or the maturity or prepayment of the subordinated promissory note. The obligation for unpaid interest is non-recourse to the borrower and only payable from the net sale or refinancing proceeds. Effective January 1, 1994 and continuing through December 31, 1995, the Remington Place PIM provided the Partnership with interest monthly at the rate of 6.75% per annum and beginning on January 1, 1996 through December 31, 1996 monthly interest will be at the rate of 7% per annum and thereafter 7.5% per annum until maturity.

          The Partnership's PIMs consisted of the following at December 31, 1995 and 1994:


                 Aggregate    Number     Permanent      Maturity
                  Original   of PIMs     Interest         Date            Investment
       Issuer    Principal     (b)      Rate Range       Range           at December 31,
                                                                        1995           1994

       GNMA     $104,065,304
                    (a)         11      7.5%-8.25%    2024 to 2032  $101,080,035   $101,741,429

       FNMA       76,289,943     9      7.25%-7.75%   1999 to 2001    73,593,074     74,165,741

       FHA        16,091,500     2     8.17%-8.305%   2025 to 2031    15,652,196     15,746,617
                $196,446,747    22                                  $190,325,305   $191,653,787

  (a) Includes three PIMs - Richmond Park, Saratoga, and Marina Shores - in which the Partnership holds 38%, 50% and 29% of the total PIM, respectively. The remaining portion is held by an affiliate of the Partnership.
  (b) During February 1996, the Partnership received payoffs of the Water View and Tarnhill Apartments PIMs (see also Note I).

  The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 14 states. The apartment complexes range in size from 92 to 736 units.

  D.      MBS

          At December 31, 1995, the Partnership's MBS portfolio has an amortized cost of approximately $20,231,000 and gross unrealized gains of approximately $895,000. At December 31, 1994, the Partnership's MBS portfolio had a market value of approximately $22,068,000 and gross unrealized gains and losses of approximately $279,000 and approximately $1,006,000, respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.

          In September of 1994, the Partnership purchased additional MBS with a face value of $4,923,500 for $4,861,358 having a coupon rate of 8% per annum maturing in 2024.

  E.      Partners' Equity

          Profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

          Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds and profits from the capital transaction will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

          As  of  December   31,  1995,  the   following  cumulative   partner
          contributions and  allocations have been made since inception of the
          Partnership:

                                                      Corporate
                                                       Limited    General
                                       Unitholders    Partners    Partners         Total

            Capital contributions      $298,678,321   $ 2,000    $     3,000    $298,683,321

            Syndication costs           (20,431,915)      -           -          (20,431,915)

            Distributions              (152,264,822)   (1,132)    (3,319,984)   (155,585,938)

            Net income                  101,925,115       721      3,152,346     105,078,182

            Unrealized gain on MBS           -            -           -              895,050

            Balance, December 31, 1995 $227,906,699   $ 1,589    $  (164,638)   $228,638,700

  F.    Related Party Transactions

        Under the terms of the Partnership Agreement, the General Partners or their affiliates receive an Asset Management Fee equal to .75% per annum of the value of the Partnership's invested assets payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the

        Partnership's Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners as asset management or incentive management fees shall not exceed 9.05% of distributable cash flow over the life of the Partnership.

        Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership and the preparation and mailing of financial reports, tax information and other communications to investors.

  G.    Federal Income Taxes

        The reconciliation of the net income reported in the accompanying statement of income with the income reported in the Partnership's 1995 federal income tax return is as follows:

                 Net income per statement of income                   $13,270,482

                 Book to tax difference for timing of PIM
                  income                                                   75,611

                 Book to tax difference for amortization of
                  prepaid expenses and fees                               925,574

                 Net income for federal income tax purposes           $14,271,667

 The allocation of the 1995 net income for federal income tax purposes is as follows:

                                                          Portfolio
                                                           Income

                     Unitholders                          $13,843,424

                     Corporate Limited Partner                     93

                     General Partners                         428,150


                                                          $14,271,667

                For the years ended December 31, 1995, 1994 and 1993 the average per unit income to the Unitholders for federal income tax purposes was $.93, $.91 and $.96, respectively.

  H.    Fair Value Disclosure of Financial Instruments

        The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

           Cash and cash equivalents

           The carrying amount approximates fair value due to the short maturity of those instruments.

           MBS

           The Partnership estimates the fair value of MBS based on quoted market prices.

           PIMs

           There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and the estimated value of the participation features. Management estimates the fair value of the participation features using the estimated fair value of the underlying properties. Management does not include in the estimated fair value of the participation features any fair value estimate arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the appreciation feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains of approximately $5,245,000 at December 31, 1995 and gross unrealized losses of approximately $11,663,000 at December 31, 1994.

        At December 31, 1995 and 1994, the estimated fair values of the Partnership's financial instruments are as follows:

                                                             (Amounts in thousands)
                                                              1995            1994

                    Cash and cash equivalents               $  5,971        $  5,065

                    MBS                                       21,126          22,068

                    PIMs                                     195,570         179,991

                                                            $222,667        $207,124

  I.   Subsequent Events

       On February 16, 1996, the Partnership received a repayment of the Water View Apartments PIM. The Partnership received the outstanding principal balance of approximately $16,651,000 plus outstanding interest. The Partnership did not receive any prepayment penalty or participation income from this PIM.

       On February 29, 1996, the Partnership received a repayment of the Tarnhill PIM. The Partnership received the outstanding principal balance of approximately $7,483,000, $982,845 of Shared Appreciation Interest and $223,728 of Minimum Additional and Shared Income Interest.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1995



                                                  Normal                                Carrying
                                                  Monthly    Original                  Amount at
                             Interest  Maturity   Payment      Face     Current Face    12/31/95
              PIMs (a)       Rate (b)   Date(k)  (l)(m)(n)    Amount       Amount          (r)

        GNMA

        Cross Creek Apts.
        Richmond, VA            (o)     4/15/31 $ 68,900   $  9,647,610 $  9,536,786  $  9,536,786

        Marina Shores Apts.
        Virginia Beach, VA     8.00%
                             (c)(h)(i)  5/15/32   43,100      6,200,300    6,131,376     6,131,376

        Paddock Club Apts.
        Lakeland, FL           8.00%
                             (c)(h)(i)  8/15/31   71,000     10,208,400   10,039,104    10,039,104
        Pope Building Apts.
        Chicago, IL            8.00%
                             (c)(f)(g)  6/15/26   23,800      3,349,600    3,260,185     3,260,185

        Remington Place
         Apts.
        Fort Washington, MD   (d)(f)
                              (g)(p)   10/15/24   89,000     13,200,000   12,621,997    12,621,997
        Richmond Park Apts.
        Richmond Heights,
        OH                     7.50%
                             (c)(f)(g)  8/15/24   67,400     10,000,000    9,547,146     9,547,146

        Saratoga Apts.
        Rolling Meadow, IL    7.875%
                             (c)(f)(g)  8/15/24   47,300      6,750,000    6,467,612     6,467,612
        Southland Station
         II Apts.
        Warner Robins, GA      8.25%
                             (c)(h)(i)  2/15/31   38,600      5,398,562    5,304,406     5,304,406

        Valley Manor Apts.
        Dover Township, PA     8.00%
                             (c)(h)(i)  7/15/24   34,000      4,798,032    4,601,155     4,601,155

        Water View Apts.
        Kendall, FL            8.00%
                             (e)(h)(i)  8/15/31  117,600     16,912,800   16,664,040    16,664,040
        Wildflower Apts.
        Las Vegas, NV          7.75%
                              (c)(j)    1/15/25  122,000     17,600,000   16,906,228    16,906,228

                                                            104,065,304  101,080,035   101,080,035
        FNMA

        Bell Station Apts.
        Montgomery, AL         7.50%
                             (c)(h)(i)  4/1/00    35,700
                                                    (q)       5,300,000    5,112,468     5,112,468
        Brookside Apts.
        Carmichael, CA         7.50%
                             (c)(f)(g)  2/1/00    33,000
                                                    (q)       4,900,000    4,720,198     4,720,198

        Deering Place Apts.
        Charlotte, NC          7.50%
                             (e)(h)(i)  3/1/01    25,800
                                                    (q)       3,825,000    3,716,040     3,716,040
        Hampton Ridge Apts.
        Rockford, IL           7.50%
                             (e)(f)(g)  9/1/99    65,000
                                                    (q)       9,600,000    9,215,510     9,215,510

        The Patrician
        University City, CA     7.25%
                              (c)(f)(g) 12/1/99    56,000
                                                    (q)       8,500,000    8,159,000     8,159,000
        Rock Creek Apts.
        Silver Spring, MD       7.50%
                              (c)(f)(g)  8/1/00    78,400
                                                    (q)      11,621,400   11,240,043    11,240,043

        Salishan Apts.
        Sacramento, CA          7.50%
                              (c)(f)(g)  7/1/00   106,000
                                                    (q)      15,743,543   15,223,153    15,223,153
        Silver Springs Apts.
        Wichita, KS             7.75%
                              (c)(f)(g) 12/1/99    53,000
                                                    (q)       7,600,000    7,326,222     7,326,222

        The Enclave Apts.
        Beavercreek, OH         7.50%
                              (c)(f)(i)  5/1/00    62,000
                                                    (q)       9,200,000    8,880,440     8,880,440


                                                             76,289,943   73,593,074    73,593,074
        FHA


        Creekside Apts.
        Portland, OR           8.305%
                              (c)(f)(g) 11/1/31    61,600     8,354,500    8,229,654     8,229,654
        Tarnhill Apts.
        Bloomington, MN         8.17%
                              (c)(h)(i) 10/1/25    55,400     7,737,000    7,497,517     7,422,542

                                                             16,091,500   15,727,171    15,652,196

                Total                                      $196,446,747 $190,400,280  $190,325,305

  (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), an MBS issued and guaranteed by the Government National Mortgage Association ("GNMA") or a sole participation interest in a first mortgage loan insured by the United States Department of Housing and Urban Development ("HUD") and a
        subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.

  (b) Represents the permanent interest rate of the GNMA or FNMA MBS or the HUD-insured first mortgage less the servicers fee. The Partnership may also receive additional interest which consists of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property, (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

  (c) Minimum additional interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.

  (d) Minimum additional interest is at a rate of 1% per annum calculated on the unpaid principal balance of the first mortgage note.

  (e) Minimum additional interest is at a rate of .75% per annum calculated on the unpaid principal balance of the first mortgage note.

  (f) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.

  (g) Shared appreciation interest is based on 25% of any increase in the value of the project over the specified base value.

  (h) Shared income interest is based on 30% of monthly gross rental income over a specified base amount.

  (i) Shared appreciation interest is based on 30% of any increase in the value of the project over the specified base value.

  (j) Shared income interest is based on 35% of monthly gross rental income over a specified base amount and shared appreciation interest is based on 35% of any increase in the value of the project over the specified base value.

  (k)   The  Partnership's  GNMA  MBS  and  HUD  direct  mortgages  have   call
        provisions, which allow the Partnership to accelerate their respective maturity date.

  (l) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgages.

  (m) PIMs generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.

  (n) The normal monthly payment consisting of principal and interest for FNMA PIM is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at the end of year ten.

  (o) The Partnership agreed to reduce the permanent loan rate to 5.75% per annum effective March 1, 1992, with periodic increases in the interest rate through March 1, 1998 when it will reach the original permanent rate of 8.25% per annum. As consideration for this interest rate reduction, the Partnership will receive 25% of the available net cash flow, will increase the Shared Appreciation Interest rate from 30% to 50% and will decrease the base value used for this calculation from $10,615,000 to $9,650,000. Previously, Minimum Additional Interest was at a rate of .5% per annum and Shared Income Interest was based on 30% gross rental income over a specified base amount.

  (p) The Partnership agreed to reduce the permanent loan rate to 6.75% per annum from January 1, 1994 through December 31, 1995, with an increase then to 7.0% per annum beginning January 1, 1996 through December 31, 1996 and thereafter 7.5% per annum until maturity. This was done in exchange for a lower Shared Appreciation base value of $13,200,000 from $15,450,000 and an obligation from the borrower to repay the interest not paid under the interest rate reduction upon the sale of the property or the maturity or prepayment of subordinated promissory note.

  (q) The approximate principal balance due at maturity for each PIM, respectively, is as follows:

                                 PIM                    Amount

                          Bell Station Apartments     $ 4,897,000
                          Brookside Apartments        $ 4,527,000
                          Deering Place Apartments    $ 3,534,000
                          Hampton Ridge Apartments    $ 8,870,000
                          The Patrician               $ 7,822,000
                          Rock Creek Apartments       $10,738,000
                          Salishan Apartments         $14,546,000
                          Silver Springs Apartments   $ 7,049,000
                          The Enclave Apartments      $ 8,500,000

  (r) The aggregate cost of PIMs for federal income tax purposes is $190,325,305.

  A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1995 is as follows:

                                                1995            1994            1993

            Balance at beginning of period   $191,653,787   $192,867,172    $193,996,740

            Deductions during period:
               Principal collections           (1,328,482)    (1,213,385)     (1,129,568)

            Balance at end of period         $190,325,305   $191,653,787    $192,867,172