Form 10-Q
period 1996-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1996-05-06
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 1996

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

                                            BALANCE SHEETS


                                                ASSETS
                                                             March 31,     December 31,
                                                                1996          1995

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                       $165,924,592   $190,325,305
            Mortgage-Backed Securities ("MBS") (Note 3)       19,814,798     21,126,045

              Total mortgage investments                     185,739,390    211,451,350

            Cash and cash equivalents                          6,452,418      5,970,759
            Interest receivable and other assets               1,471,969      2,113,378
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $7,145,237 and
             $7,684,289, respectively                          5,524,644      6,789,755
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,296,232 and
             $2,457,959, respectively                          1,893,379      2,328,216

              Total assets                                  $201,081,800   $228,653,458

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $      5,970   $     14,758

            Partners' equity (deficit):

              Limited Partners                               200,760,672    227,908,288
               (14,956,896 Limited Partner interests
               outstanding)
              General Partners                                  (192,836)      (164,638)

              Unrealized gain on MBS                             507,994        895,050

              Total Partners' equity                         201,075,830    228,638,700

              Total liabilities and Partners' equity        $201,081,800   $228,653,458

















                                The accompanying notes are an integral
                                  part of the financial statements.

                             KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                                                           For the Three Months
                                                             Ended March 31,

                                                           1996           1995

            Revenues:
              Interest income - PIMs:
                Base interest                            $3,497,868     $3,704,781
                Participation interest (Note 2)             982,845         34,688
              Interest income - MBS                         400,890        464,029
              Other interest income                         168,505         72,932

                    Total revenues                        5,050,108      4,276,430

            Expenses:
              Asset management fee to an affiliate          361,655        395,828
              Expense reimbursements to affiliates           59,611         64,226
              Amortization of prepaid fees and
               expenses (Note 2)                          1,699,948        495,779
              General and administrative expenses            77,372         60,164

                    Total expenses                        2,198,586      1,015,997

            Net income                                   $2,851,522     $3,260,433

            Allocation of net income (Note 4):

              Limited Partners                           $2,765,976     $3,162,620

              Average net income per Limited Partner
               interest (14,956,896 Limited Partner
               interests outstanding)                    $      .18     $      .21

              General Partners                           $   85,546     $   97,813

























                                The accompanying notes are an integral
              part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                 For the Three Months
                                                                   Ended March 31,

                                                                   1996           1995
     Operating activities:
       Net income                                              $ 2,851,522    $ 3,260,433
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid fees and expenses               1,699,948        495,779
         Shared appreciation income                               (982,845)          -
         Changes in assets and liabilities:
           Decrease in interest receivable and
            other assets                                           641,409        105,372
           Decrease in liabilities                                  (8,788)        (7,146)

             Net cash provided by operating activities           4,201,246      3,854,438

     Investing activities:
       Principal collections on PIMs including shared
        appreciation income of $982,845                         25,383,558        328,082
       Principal collections on MBS                                924,191        537,992

             Net cash provided by investing activities          26,307,749        866,074

     Financing activities:
       Quarterly distributions                                  (4,600,783)    (4,598,871)
       Special distributions                                   (25,426,553)          -

             Net cash used for financing activities            (30,027,336)    (4,598,871)

     Net increase in cash and cash equivalents                     481,659        121,641

     Cash and cash equivalents, beginning of period              5,970,759      5,064,654

     Cash and cash equivalents, end of period                  $ 6,452,418    $ 5,186,295



























                                The accompanying notes are an integral
                                   part of the financial statements.

                             KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS


  1.     Accounting Policies

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make this information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1996 and 1995.

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.     PIMs

         On February 16, 1996, the Partnership received a prepayment of the Water View Apartments PIM. The Partnership received the outstanding principal balance of $16,651,149 plus outstanding interest. The Partnership did not receive any prepayment penalty or participation income from this PIM. During 1995, the operating performance of Water View Apartments declined due to insufficient levels of occupancy and higher maintenance and repair expenses due to vandalism. As a result, the borrower went into default on the underlying loan. Normally, a loan like this would eventually be recovered through an insurance claim process. However, the Partnership was able to receive its insured proceeds on this loan earlier than anticipated due to Bear Stearn s assumption of the co-insurers portfolio. As a result of the prepayment, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM.

         On February 29, 1996, the Partnership received a prepayment of the Tarnhill PIM. The Partnership received the outstanding principal balance of $7,483,000, Shared Appreciation Interest of $982,845 and Minimum Additional and Shared Income Interest of $223,728. As a result of the prepayment, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM.

         On March 15, 1996, the Partnership made a special distribution of $1.70 per Limited Partner interest with the proceeds from these repayments.

         At March 31, 1996, the Partnership s PIM portfolio has a fair value of approximately $166,377,000 and gross unrealized gains and losses of approximately $1,119,000 and $667,000, respectively. The Partnership s PIMs have maturities ranging from 1999 to 2032.

                  KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

  3.     MBS

         As of March 31, 1996, the Partnership s MBS portfolio has an amortized cost of approximately $19,307,000 and gross unrealized gains and losses of approximately $677,000 and $169,000, respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.

  4.     Changes in Partners' Equity

         A summary of changes in Partners' Equity for the three months ended March 31, 1996 is as follows:

                                                                                  Total
                                          Limited       General    Unrealized    Partners'
                                          Partners      Partners      Gain        Equity

        Balance at December 31, 1995    $227,908,288   $(164,638)  $ 895,050    $228,638,700

        Net income                         2,765,976      85,546        -          2,851,522

        Quarterly distributions           (4,487,039)   (113,744)       -         (4,600,783)

        Special distributions            (25,426,553)       -           -        (25,426,553)

        Decrease in unrealized gain
         on MBS                               -             -       (387,056)       (387,056)

        Balance at March 31, 1996       $200,760,672   $(192,836)  $ 507,994    $201,075,830

  Item 2.      MANAGEMENT'S   DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


  Liquidity and Capital Resources

  The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.6 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

  The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

  The Partnership s invested assets decreased significantly during the first quarter of 1996 as a result of the repayments of the Water View and Tarnhill Apartments PIMs and the subsequent distribution of the proceeds to investors. The Partnership received approximately $16.7 million from the repayment of the Tarnhill Apartments PIM and approximately $8.7 million from the repayment of Water View Apartments PIM. The Partnership used these proceeds to make a special distribution to investors of $1.70 per limited partner interest on March 15, 1996. The General Partners estimate the Partnership can maintain the current quarterly distribution rate of $.30 per limited partner interest through 1996. The General Partners will continue to monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.

  For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay the greater of a prepayment penalty or all participation interest. The participation features of the PIMs are neither insured nor guaranteed and if repayment of a PIM results from an insurance claim the Partnership would not receive any participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the three months ended March 31, 1996 and the period from inception through March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                (Amounts in thousands, except per  Unit amounts)

                                                    Three Months Ended   Inception through
                                                      March 31, 1996       March 31, 1996
            Distributable Cash Flow:
            Income for tax purposes                     $ 2,621              $111,416
            Items not requiring or (not providing)
             the use of operating funds:

              Shared appreciation income                   (983)                 (983)
              Participation income received but
               not recognized for tax purposes             -                       17
              Amortization of prepaid fees and
               expenses                                   2,328                 8,396
              Remington Place interest rate
               reduction collectible in the future          (16)                 (206)
              Acquisition expenses paid from
               offering proceeds charged to
               operations                                  -                      184
              Gain on sale of MBS                          -                     (417)

              Total Distributable Cash Flow
               ("DCF")                                  $ 3,950              $118,407

              Limited Partners Share of DCF             $ 3,831              $114,854

              Limited Partners Share of DCF
               per Limited Partner interest ( Unit )    $   .26              $   7.68 (b)

              General Partners Share of DCF             $   119              $  3,553

            Net Proceeds from Capital Transactions:
              Principal collection on PIMs including
               shared appreciation income                25,384                31,427
              Principal collections on MBS                  925                57,802
              Principal collections on
               MBS and PIMs reinvested                     -                  (14,537)
              Gain on sale of MBS                          -                      417

            Total Net Proceeds from Capital
             Transactions                               $26,309              $ 75,109

              Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                   $30,279              $193,536





            Distributable    Cash   Flow    and   Net    Cash   Proceeds    from   Capital
            Transactions,Continued

            Distributions: (includes special
             distribution)

              Limited Partners                          $29,914 (a)          $186,667 (a)

              Limited Partners Average per Unit         $  2.00 (a)          $  12.48 (a)(b)

              General Partners                          $   119 (a)          $  3,553 (a)

                    Total Distributions                 $30,033              $190,220

       (a)    Includes an estimate of the distribution to be paid in May 1996.
       (b) Limited Partners average per Unit return of capital as of May 1996 is $4.80 [$12.48 - $7.68]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

       The following discussion relates to the operations of the Partnership during the three months ended March 31, 1996 and 1995.

                                                              (Amounts in thousands)
                                                               1996            1995
              Interest income on PIMs:
                Base interest                                 $3,498          $3,705
                Shared Income and Minimum Additional
                 interest                                        381              35
              Interest income on MBS                             401             464
              Other interest income                              169              73
              Partnership expenses                              (499)           (521)

              Distributable Cash Flow                          3,950           3,756

              Decrease in accrued participation income          (381)            -
              Shared appreciation income                         983             -
              Amortization of prepaid fees and
               expenses                                       (1,700)           (496)

                     Net income                               $2,852          $3,260


  During the first quarter of 1996 net income decreased approximately $408,000 as compared to the first quarter of 1995 due primarily to the repayments of the Water View Apartments and Tarnhill Apartments PIMs. As a result of the repayments, base interest income on PIMs decreased and amortization expense, other interest income, and participation interest (including shared appreciation income) increased during the first quarter of 1996 as compared to the first quarter of 1995. Amortization expense increased $1.2 million, because the Partnership fully amortized the remaining balance of the prepaid fees and expenses associated with these PIMs. The significant increase in participation interest income resulted from shared appreciation income of approximately $983,000 received from the repayment of the Tarnhill Apartments PIM. Other interest income increased due to the short-term investment of the proceeds from the repayments until such funds were ultimately distributed to the investors.

  As a result of the special distribution made with the proceeds from the repayments, the Partnership now has less invested assets to generate income in the future. In general, the Partnership s base interest income on PIMs and MBS will decline as principal collections reduce the outstanding balance of these investments and other interest income will decline as the principal collections are used to fund quarterly and special distributions.

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




  DATE:  April 24, 1996