Form 10-Q
period 1996-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1996-08-12
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1996

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

                                    PART I.  FINANCIAL INFORMATION

            Item 1.  FINANCIAL STATEMENTS

  This  Form 10-Q  contains forward-looking  statements within the  meaning of
  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS
                                                             June 30,      December 31,
                                                                1996          1995

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                       $165,603,911   $190,325,305
            Mortgage-Backed Securities ("MBS") (Note 3)       18,759,525     21,126,045

              Total mortgage investments                     184,363,436    211,451,350

            Cash and cash equivalents                          6,352,675      5,970,759
            Interest receivable and other assets               1,297,489      2,113,378
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $7,472,033 and
             $7,684,289, respectively                          5,197,848      6,789,755
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,407,164 and
             $2,457,959, respectively                          1,782,447      2,328,216

              Total assets                                  $198,993,895   $228,653,458

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $      8,097   $     14,758

            Partners' equity (deficit):

              Limited Partners                               198,954,255    227,908,288
               (14,956,896 Limited Partner interests
               outstanding)
              General Partners                                  (228,464)      (164,638)

              Unrealized gain on MBS                             260,007        895,050

              Total Partners' equity                         198,985,798    228,638,700

              Total liabilities and Partners' equity        $198,993,895   $228,653,458

                                The accompanying notes are an integral
                                   part of the financial statements.


                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                           For the Three Months  For the Six Months
                                             Ended June 30,         Ended June 30,

                                           1996        1995        1996         1995
            Revenues:
              Interest income - PIMs:
                Base interest            $3,157,909  $3,592,255  $6,655,777   $ 7,297,036
                Participation interest
                  (Note 2)                   -          434,297     982,845       468,985
              Interest income - MBS         382,563     449,488     783,453       913,517
              Other interest income          82,731      80,097     251,236       153,029


                    Total revenues        3,623,203   4,556,137    8,673,311    8,832,567

            Expenses:
              Asset management fee
                to an affiliate             344,101     398,778     705,756       794,606
              Expense reimbursements
                to affiliates                49,348      64,227     108,959       128,453
              Amortization of prepaid
                fees and expenses
                (Note 2)                    437,728     495,777   2,137,676       991,556
              General and administrative
                expenses                     28,504      62,626     105,876       122,790

                    Total expenses          859,681   1,021,408   3,058,267     2,037,405

            Net income                   $2,763,522  $3,534,729  $5,615,044   $ 6,795,162

            Allocation of net income
                (Note 4):

              Limited Partners           $2,680,617  $3,428,687  $5,446,593   $ 6,591,307

              Average net income per
                Limited Partner interest
                (14,956,896 Limited
                  Partner interests
                  outstanding)           $      .18  $      .23  $      .36   $       .44

              General Partners           $   82,905  $  106,042  $  168,451   $   203,855

                                The accompanying notes are an integral
                                   part of the financial statements.


                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                 For the Six Months
                                                                   Ended June 30,

                                                                   1996           1995
     Operating activities:
       Net income                                              $ 5,615,044    $ 6,795,162
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid fees and expenses               2,137,676        991,556
         Shared appreciation income                               (982,845)          -
         Changes in assets and liabilities:
           Decrease in interest receivable and
            other assets                                           815,889        208,953
           Decrease in liabilities                                  (6,661)        (1,132)

             Net cash provided by operating activities           7,579,103      7,994,539

     Investing activities:
       Principal collections on PIMs including shared
        appreciation income of $982,845                         25,704,239        655,602
       Principal collections on MBS                              1,731,477      1,026,373

             Net cash provided by investing activities          27,435,716      1,681,975

     Financing activities:
       Quarterly distributions                                  (9,206,350)    (9,198,595)

       Special distributions                                   (25,426,553)          -

             Net cash used for financing activities            (34,632,903)    (9,198,595)

     Net increase in cash and cash equivalents                     381,916        477,919

     Cash and cash equivalents, beginning of period              5,970,759      5,064,654

     Cash and cash equivalents, end of period                  $ 6,352,675    $ 5,542,573

                                The accompanying notes are an integral
                                   part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


  1.     Accounting Policies

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

         The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

         At June 30, 1996, the Partnership s PIM portfolio has a fair value of approximately $163,875,000 and gross unrealized gains and losses of approximately $256,000 and $1,985,000, respectively. The Partnership s PIMs have maturities ranging from 1999 to 2032.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued


  3.     MBS

         As of June 30, 1996, the Partnership s MBS portfolio has an amortized cost of approximately $18,499,518 and gross unrealized gains and losses of approximately $524,039 and $264,032, respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.

  4.     Changes in Partners' Equity

         A summary of changes in Partners' Equity for the six months ended June 30, 1996 is as follows:

                                                                                  Total
                                          Limited       General    Unrealized    Partners'
                                          Partners      Partners      Gain        Equity

        Balance at December  31, 1995   $227,908,288   $(164,638)  $ 895,050    $228,638,700

        Net income                         5,446,593     168,451        -          5,615,044

        Quarterly distributions           (8,974,073)   (232,277)       -         (9,206,350)

        Special distributions            (25,426,553)       -           -        (25,426,553)

        Decrease in unrealized gain
         on MBS                               -             -       (635,043)       (635,043)

        Balance at June 30, 1996        $198,954,255   $(228,464)  $ 260,007    $198,985,798

  Item 2.            MANAGEMENT'S   DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

  Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

  Liquidity and Capital Resources

  The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.5 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic downward adjustments to the distributions paid to investors.

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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the six months ended June 30, 1996 and the period from inception through June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                      (Amounts   in   thousands,  except   per  Unit amounts)
                                                    Six Months Ended     Inception through
                                                      June 30, 1996        June 30, 1996
            Distributable Cash Flow:

            Income for tax purposes                     $ 5,762              $114,557
            Items not requiring or (not providing)
             the use of operating funds:

              Shared appreciation income                   (983)                 (983)
              Participation income received in 1995
              but not recognized for tax purposes
              until 1996                                    (17)                   -
              Amortization of prepaid fees and
               expenses                                   2,576                 8,644
              Remington Place interest rate
               reduction collectible in the future          (31)                 (221)
              Acquisition expenses paid from
               offering proceeds charged to
               operations                                  -                      184
              Gain on sale of MBS                          -                     (417)

              Total Distributable Cash Flow
               ("DCF")                                  $ 7,307              $121,764

              Limited Partners Share of DCF             $ 7,088              $118,111

              Limited Partners Share of DCF
               per Limited Partner interest ( Unit )    $   .47              $   7.89 (b)

              General Partners Share of DCF             $   219              $  3,653

            Net Proceeds from Capital Transactions:

              Principal collection on PIMs including
               shared appreciation income                25,704                31,747
              Principal collections on MBS                1,731                58,608
              Principal collections on

               MBS and PIMs reinvested                     -                  (14,537)
              Gain on sale of MBS                          -                      417

            Total Net Proceeds from Capital
             Transactions                               $27,435              $ 76,235


              Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                   $34,742              $197,999

            Distributions: (includes special
             distribution)

              Limited Partners                          $34,401 (a)          $191,154 (a)

              Limited Partners Average per Unit         $  2.30 (a)          $  12.78 (a)(b)

              General Partners                          $   219 (a)          $  3,653 (a)

                    Total Distributions                 $34,620              $194,807

       (a)    Includes  an estimate of the  distribution to be  paid in August
              1996.
       (b) Limited Partners average per Unit return of capital as of August 1996 is $4.89 [$12.78 - $7.89]. Return of capital represents that portion of distributions which are not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

       The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1996 and 1995.

                                                              (Amounts in thousands)

                                               For the Three Months    For the Six Months
                                                  Ended June 30,         Ended June 30,

                                                  1996        1995     1996       1995
              Interest income on PIMs:
                Base interest                    $3,158      $3,592   $ 6,656   $7,297
                Shared Income and
                  Minimum Additional
                    interest                        156         434       537      469
              Interest income on MBS                382         450       783      914
              Other interest income                  82          80       251      153
              Partnership expenses                 (421)       (525)     (920)  (1,046)

                    Distributable Cash Flow       3,357       4,031     7,307    7,787

              Decrease in accrued
                participation income               (156)        -        (537)     -
              Shared appreciation income             -          -         983      -
              Amortization of prepaid fees and
               expenses                            (438)       (496)   (2,138)    (992)

                    Net income                   $2,763      $3,535   $ 5,615   $6,795

  Net income decreased $772,000 during the second quarter of 1996 as compared to the second quarter of 1995 due primarily to lower interest income on
  PIMs. Base interest income on PIMs decreased $434,000 in the second quarter of 1996 as compared to the second quarter of 1995 due primarily to the prepayments of the Water View and Tarnhill Apartments PIMs in the first quarter of 1996. Shared Income and Minimum Additional Interest income decreased $278,000 during the three months ended June 30, 1996 versus the corresponding period in 1995. Interest income on MBS decreased $68,000 in the second quarter of 1996 as compared to the second quarter of 1995, because principal collections reduced the outstanding principal balance of the Partnership s MBS investments. Partnership expenses decreased $104,000 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due primarily to lower asset management fees and expense reimbursements to affiliates. Amortization expense decreased during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, because the Partnership fully amortized the prepaid fees and expenses associated with the Water View and Tarnhill Apartments PIMs during the first quarter of 1996.

  During the first half of 1996 net income decreased approximately $1,180,000 as compared to the first half of 1995 due primarily to the prepayments of the Water View Apartments and Tarnhill Apartments PIMs. As a result of the prepayments, base interest income on PIMs decreased $641,000 and amortization expense increased $1,146,000. Other interest income and participation interest (including shared appreciation income) increased $98,000 and $514,000, respectively, during the first half of 1996 as compared to the first half of 1995. Amortization expense increased because the Partnership fully amortized the remaining balance of the prepaid fees and expenses associated with these PIMs. The significant increase in participation interest income resulted from shared appreciation income of approximately $983,000 received from the prepayment of the Tarnhill Apartments PIM. Other interest income increased due to the short-term investment of the proceeds from the prepayments until such funds were ultimately distributed to the investors.

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




  DATE:  July 25, 1996