Form 10-Q
period 1996-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1996-11-04
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1996

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

                                            BALANCE SHEETS


                                                ASSETS

                                                            September 30,  December 31,
                                                                1996          1995

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                       $165,276,769   $190,325,305
            Mortgage-Backed Securities ("MBS") (Note 3)       18,032,411     21,126,045

              Total mortgage investments                     183,309,180    211,451,350

            Cash and cash equivalents                          6,146,273      5,970,759
            Interest receivable and other assets               1,234,404      2,113,378
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $7,798,829 and
             $7,684,289, respectively                          4,871,052      6,789,755
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,518,096 and
             $2,457,959, respectively                          1,671,515      2,328,216

              Total assets                                  $197,232,424   $228,653,458

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     25,858   $     14,758

            Partners' equity (deficit):

              Limited Partners                               197,174,172    227,908,288
               (14,956,896 Limited Partner interests
               outstanding)
              General Partners                                  (245,423)      (164,638)

              Unrealized gain on MBS                             277,817        895,050

              Total Partners' equity                         197,206,566    228,638,700

              Total liabilities and Partners' equity        $197,232,424   $228,653,458

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                          For the Three Months     For the Nine Months
                                           Ended September 30,     Ended September 30,

                                             1996       1995        1996         1995
            Revenues:
              Interest income - PIMs:
                Base interest            $3,151,750  $3,643,123  $9,807,527   $10,940,159
                Participation interest
                  (Note 2)                   33,158      38,683   1,016,003       507,668
              Interest income - MBS         364,119     437,182   1,147,572     1,350,699
              Other interest income          82,658      80,329     333,894       233,358


                    Total revenues        3,631,685   4,199,317   12,304,996   13,031,884

            Expenses:

              Asset management fee
                to an affiliate             301,428     401,324   1,007,184     1,195,930
              Expense reimbursements
                to affiliates                59,610      64,227     168,569       192,680
              Amortization of prepaid
                fees and expenses
                (Note 2)                    437,728     495,778   2,575,404     1,487,334
              General and administrative
                expenses                     42,239      58,363     148,115       181,153

                    Total expenses          841,005   1,019,692   3,899,272     3,057,097

            Net income                   $2,790,680  $3,179,625  $8,405,724   $ 9,974,787

            Allocation of net income
                (Note 4):

              Limited Partners           $2,706,959  $3,084,236  $8,153,552   $ 9,675,543

              Average net income per
                Limited Partner interest
                (14,956,896 Limited
                  Partner interests
                  outstanding)           $      .19  $      .21  $      .55   $       .65

              General Partners           $   83,721  $   95,389  $  252,172   $   299,244

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                  For the Nine Months
                                                                   Ended September 30,

                                                                   1996           1995
     Operating activities:
       Net income                                              $ 8,405,724    $ 9,974,787
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of other investment discount                   -             (8,118)
         Amortization of prepaid fees and expenses               2,575,404       1,487,334
         Shared appreciation income                               (982,845)          -
         Changes in assets and liabilities:
           Decrease in interest receivable and
            other assets                                           878,974        237,508
           Increase in liabilities                                  11,100            335

             Net cash provided by operating activities          10,888,357     11,691,846

     Investing activities:
       Principal collections on PIMs including shared
        appreciation income of $982,845                         26,031,381        989,846
       Principal collections on MBS                              2,476,401      1,747,729
       Other investment                                              -           (984,701)

             Net cash provided by investing activities          28,507,782      1,752,874

     Financing activities:

       Quarterly distributions                                 (13,794,072)   (13,806,549)
       Special distributions                                   (25,426,553)          -

             Net cash used for financing activities            (39,220,625)   (13,806,549)

     Net increase (decrease) in cash and cash equivalents          175,514       (361,829)

     Cash and cash equivalents, beginning of period              5,970,759      5,064,654

     Cash and cash equivalents, end of period                  $ 6,146,273    $ 4,702,825

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

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

         The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.     PIMs

         On February 16, 1996, the Partnership received a prepayment of the Water View Apartments PIM. The Partnership received the outstanding principal balance of $16,651,149 plus outstanding interest. The Partnership did not receive any prepayment penalty or participation income from this PIM. During 1995, the operating performance of Water View Apartments declined due to insufficient levels of occupancy and higher maintenance and repair expenses due to vandalism. As a result, the borrower went into default on the underlying loan. Normally, a loan like this would eventually be recovered through an insurance claim process. However, the Partnership was able to receive its insured proceeds on this loan earlier than anticipated due to Bear Stearn s assumption of the underlying insured mortgage. As a result of the prepayment, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM.

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

         At September 30, 1996, the Partnership s PIM portfolio has a fair value of approximately $163,730,000 and gross unrealized gains and losses of approximately $270,000 and $1,817,000, respectively. The Partnership s PIMs have maturities ranging from 1999 to 2032.

  3.     MBS

         As of September 30, 1996, the Partnership s MBS portfolio has an amortized cost of approximately $17,754,594 and gross unrealized gains and losses of approximately $513,084 and $235,267, respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.

  4.     Changes in Partners' Equity

         A summary of changes in Partners' Equity for the nine months ended September 30, 1996 is as follows:

                                                                                  Total
                                          Limited       General    Unrealized    Partners'
                                          Partners      Partners      Gain        Equity

        Balance at December  31, 1995   $227,908,288   $(164,638)  $ 895,050    $228,638,700

        Net income                         8,153,552     252,172        -          8,405,724

        Quarterly distributions          (13,461,115)   (332,957)       -        (13,794,072)

        Special distributions            (25,426,553)       -           -        (25,426,553)

        Decrease in unrealized gain
         on MBS                               -             -       (617,233)       (617,233)

        Balance at September 30, 1996   $197,174,172   $(245,423)  $ 277,817    $197,206,566

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

  During the third quarter, the owner of Paddock Club and Southland Station II Apartments notified the Partnership of its intention to prepay these PIMs in the near future. Upon prepayment, the Partnership will receive the outstanding principal of these PIMs totaling approximately $15.2 million, the greater of a 9% prepayment penalty or Shared Appreciation Interest, and any unpaid Minimum Additional and Shared Income Interest. The Partnership will distribute the capital transaction proceeds from these prepayments to investors through a special distribution. The General Partners will be reviewing the anticipated cash flows from the Partnership s remaining investments to determine if an adjustment to the current distribution rate will be necessary.

  For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay the greater of a prepayment penalty or all participation interest. The participation features of the PIMs are neither insured nor guaranteed and if repayment of a PIM results from an insurance claim the Partnership would not receive any prepayment penalty nor participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.



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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the nine months ended September 30, 1996 and the period from inception through
  September  30,  1996.    The  General   Partners  provide  certain  of   the
  information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                            (Amounts   in   thousands,  except   per  Unit
            amounts)
                                                     Nine Months Ended   Inception through
                                                    September 30, 1996   September 30, 1996
            Distributable Cash Flow:

            Income for tax purposes                     $ 8,800              $117,595
            Items not requiring or (not providing)
             the use of operating funds:

              Shared appreciation income                   (983)                 (983)
              Participation income received in 1995
              but not recognized for tax purposes
              until 1996                                    (17)                   -
              Amortization of prepaid fees and
               expenses                                   2,824                 8,892
              Remington Place interest rate
               reduction collectible in the future          (47)                 (237)
              Acquisition expenses paid from
               offering proceeds charged to
               operations                                  -                      184
              Gain on sale of MBS                          -                     (417)

              Total Distributable Cash Flow
               ("DCF")                                  $10,577              $125,034

              Limited Partners Share of DCF             $10,260              $121,283

              Limited Partners Share of DCF
               per Limited Partner interest ( Unit )    $   .69              $   8.11 (b)

              General Partners Share of DCF             $   317              $  3,751

            Net Proceeds from Capital Transactions:




              Principal collection on PIMs including
               shared appreciation income                26,031                32,074
              Principal collections on MBS                2,476                59,353
              Principal collections on
               MBS and PIMs reinvested                     -                  (14,537)
              Gain on sale of MBS                          -                      417

            Total Net Proceeds from Capital
             Transactions                               $28,507              $ 77,307

            Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                   $39,084              $202,341

            Distributions: (includes special
             distribution)

              Limited Partners                          $38,888 (a)          $195,641 (a)

              Limited Partners Average per Unit         $  2.60 (a)          $  13.08 (a)(b)

              General Partners                          $   317 (a)          $  3,751 (a)

                    Total Distributions                 $39,205              $199,392

       (a)    Includes  an estimate of the distribution to be paid in November
              1996.
       (b) Limited Partners average per Unit return of capital as of November 1996 is $4.97 [$13.08 - $8.11]. Return of capital represents that portion of distributions which are not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

       The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1996 and 1995.

                                                              (Amounts in thousands)

                                               For the Three Months   For the Nine Months
                                                Ended September 30,   Ended September 30,
                                                  1996        1995     1996       1995
              Interest income on PIMs:
                Base interest                    $3,152      $3,643   $ 9,808   $10,940
                Shared Income and
                  Minimum Additional
                    interest                         76          39       613       508
              Interest income on MBS                365         437     1,148     1,351
              Other interest income                  83          81       334       233
              Partnership expenses                 (406)       (524)   (1,326)   (1,570)

                    Distributable Cash Flow       3,270       3,676    10,577    11,462

              Decrease in accrued
                participation income                (42)        -        (579)      -
              Shared appreciation income             -          -         983           -
              Amortization of prepaid fees and
               expenses                            (437)       (496)   (2,575)   (1,487)

                    Net income                   $2,791      $3,180   $ 8,406   $ 9,975

  Operations, Continued


  Net income decreased $389,000 during the third quarter of 1996 as compared to the third quarter of 1995 due primarily to lower base interest income on PIMs. Base interest income on PIMs decreased $491,000 in the third quarter of 1996 as compared to the third quarter of 1995 due primarily to the prepayments of the Water View and Tarnhill Apartments PIMs in the first quarter of 1996. Interest income on MBS decreased $72,000 in the third quarter of 1996 as compared to the third quarter of 1995, because principal collections reduced the outstanding principal balance of the Partnership s MBS investments. Partnership expenses decreased $118,000 during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due primarily to lower asset management fees to affiliates. Amortization expense decreased during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, because the Partnership fully amortized the prepaid fees and expenses associated with the Water View and Tarnhill Apartments PIMs during the first quarter of 1996.

  During the first three quarters of 1996 net income decreased approximately $1,569,000 as compared to the first three quarters of 1995 due primarily to the prepayments of the Water View Apartments and Tarnhill Apartments PIMs. As a result of the prepayments, base interest income on PIMs decreased $1,132,000 and amortization expense increased $1,088,000. Other interest income and participation interest (including shared appreciation income) increased $101,000 and $508,000, respectively, during the first nine months of 1996 as compared to the first nine months of 1995. Amortization expense increased because the Partnership fully amortized the remaining balance of the prepaid fees and expenses associated with these PIMs. The significant increase in participation interest income resulted from shared appreciation income of approximately $983,000 received from the prepayment of the Tarnhill Apartments PIM. Other interest income increased due to the short-term investment of the proceeds from the prepayments until such funds were ultimately distributed to the investors.

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





                Krupp Insured Mortgage Limited Partnership
                               (Registrant)




                BY:/s/Robert A. Barrows
                   Robert A. Barrows
                   Treasurer and Chief Accounting Officer of Krupp Plus Corporation, a General Partner




  DATE:  October 25, 1996