Form 10-K
period 1996-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1997-03-27
CIK 832095

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1996


                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                  to

               Commission file number              0-17690

                    Krupp Insured Mortgage Limited Partnership
              (Exact name of registrant as specified in its charter)

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

   Securities registered pursuant to Section 12(g) of the Act:
   Units of Depositary
   Receipts representing
   Units of Limited
   Partner Interests

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

   The exhibit index is located on pages 10-16.

                                      PART I

   This Form  10-K contains forward-looking  statements within the  meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

      The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and basic interest and also may provide for the Partnership participation in the current revenue stream and in residual value, if any, from the sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

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

      The Partnership's investments are not expected to be subject to seasonal fluctuations. However, the future performance of the Partnership will depend upon certain factors which cannot be predicted. In addition, any ultimate realization of the participation features of the PIMs will be subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and provide adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

      The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and the Partnership anticipates no adverse effect in the future.

   As of December 31, 1996, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1996 was approximately 15,200. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution.

      During 1996, the Partnership made a special distribution consisting primarily of principal proceeds from the Water View and Tarnhill Apartments PIM prepayments. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      The Partnership made distributions to its Partners during the two years ended December 31, 1996 as follows:

                                                 1996                     1995
                                           Amount    Per Unit       Amount     Per Unit

          Limited Partners               $17,948,153   $1.20       $17,948,156  $1.20
          General Partners                   431,074                   455,696

                                          18,379,227                18,403,852

          Special Distributions
          Limited Partners                25,426,553   $1.70             -        -

                                         $43,805,780               $18,403,852

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

                                              Year Ended December 31,
                                  1996        1995            1994         1993          1992

       Total revenues         $ 16,039,711  $ 17,325,924  $ 17,333,146 $ 18,870,977  $ 19,008,148

       Net income               11,372,365    13,270,482    13,039,155   14,465,397    14,537,741

       Net income allocated
        to Partners:
         Limited Partners       11,031,194    12,872,368    12,647,980   14,031,435    14,101,609
         Average per Unit              .74           .86           .85          .94           .94
         General Partners          341,171       398,114       391,175      433,962       436,132

       Total assets at
        December 31            195,755,977   228,653,458   232,892,400  245,176,200   256,007,290

       Quarterly distributions
        to Partners:
         Limited Partners       17,948,153    17,948,156    24,879,313   24,811,193    24,842,944
         Average per Unit             1.20          1.20          1.66         1.66          1.66

         General Partners          431,074       455,696       450,239      473,002       514,472

        Special Distribution
         Limited Partners       25,426,553          -             -            -             -
         Average Per Unit             1.70          -             -            -             -

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

   During February 1996, the Partnership received prepayments of the Water View and Tarnhill Apartments PIMs. The Partnership received the outstanding principal balances of these PIMs of approximately $16.7 million and $7.5 million, respectively, and participation income from the Tarnhill Apartments PIM of approximately $1.2 million. The participation income from Tarnhill consisted of approximately $983,000 of Shared Appreciation Interest and approximately $224,000 of Shared Income and Minimum Additional Interest. The Partnership did not receive any prepayment penalty or participation income related to the prepayment of the Water View Apartments PIM. During 1995, the operating performance of Water View Apartments declined due to insufficient levels of occupancy and higher maintenance and repair expenses due to vandalism. As a result, the borrower went into
   default  on  the  underlying  loan.   Normally,  a  loan  like  this  would
   eventually be recovered  through an insurance claim process.   However, on
   February 16, 1996, the
   Partnership was able to receive its insured proceeds on this loan earlier than anticipated due to Bear Stearn s purchase of the underlying insured mortgage. As a result of the prepayment, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM.

   The Partnership made a special distribution on March 15, 1996 to investors in the amount of $1.70 per unit with the proceeds from the prepayments.
   The Partnership will continue to pay distributions at the current distribution rate of $.30 per unit per quarter. The General Partners will continue to monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.

   During 1996, the owners of four properties in the portfolio informed the Partnership of their intention to sell their properties, transactions that may take place during 1997. The sale of Paddock Club and Southland Station II would result in a principal repayment totaling approximately $15.2 million, the sale of Silver Springs Apartments would result in a principal repayment of approximately $7.2 million, and the sale of The Patrician would result in a principal repayment of approximately $ 8.0 million. In addition to the repayment of the outstanding principal on the PIMs, the Partnership would receive the greater of a 9% prepayment penalty or Shared Appreciation Interest as well as any unpaid Minimum Additional Interest and or Shared Income Interest. If these sales take place, the Partnership will distribute the capital transaction proceeds from these prepayments to investors through special distributions. The General Partners will be reviewing the anticipated cash flows from the remaining investments to determine whether the current distribution rate will be sustainable or if an adjustment is necessary. If the General Partners determine the distribution rates needs to be adjusted, the timing of the adjustment will depend on when these PIMs prepay.

   Many of the other properties in the portfolio had solid performances during 1996. Average occupancy at most of the properties exceeded 90%, and moderate increases in market rental rates were achieved at many of the properties. Ten properties generated sufficient operating cash to reach the threshold for payment of participation interest to the Partnership during 1996.

   Two other properties experienced operating difficulties over the past year, primarily due to the age of the assets and the challenges of a competitive market. Remington Place Apartments incurred an operating deficit under its workout plan during 1996 which was funded by advances from the borrower. The deficit was caused in large part by increased expenses necessary to operate the aging building and high turnover costs associated with leasing older apartments. The Fort Washington, Maryland market is very competitive, and residents value modern amenities. If cosmetic improvements are not undertaken at the property, it is likely that occupancy and rental rates will suffer. The Partnership and the borrower are discussing a new workout plan which would bring new owner equity into the property to complete some improvements in exchange for continued debt service relief and a change in the participation features of the loan. Rock Creek Springs, located in Silver Spring, Maryland, faced a very similar situation. However, the borrower of the Rock Creek Springs PIM defaulted on its debt service obligation during the third quarter of 1996. FNMA, the guarantor of the MBS secured by the PIM, has been unable to negotiate a workout plan with the borrower and exercised its option to payoff the MBS in February 1997 and pursue a foreclosure.

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

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 1996 and the period from inception through December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                               (Amounts in thousands, except per Unit amounts)
                                                             Year          Inception
                                                             Ended          Through
                                                           12/31/96         12/31/96
          Distributable Cash Flow:
          Income for tax purposes                           $11,375         $120,170
          Items not requiring or (not providing)
           the use of operating funds:
               Shared Appreciation income                      (983)            (983)
               Participation income received but not
                recognized for tax purposes                     580              597
               Amortization of prepaid fees and expenses      3,073            9,141
               Remington Place interest rate reduction
                collectible in the future                       (63)            (253)
               Acquisition expenses paid from
                offering proceeds charged to operations         -                184
               Gain on sale of MBS                              -               (417)

               Total Distributable Cash Flow ("DCF")        $13,982         $128,439

               Limited Partners Share of DCF                $13,563         $124,586

          Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, continued


               Limited Partners Share of DCF per Unit       $   .91         $   8.33 (c)

               General Partners Share of DCF                $   419         $  3,853

          Net Proceeds from Capital Transactions:

               Prepayments and principal collections
                 on PIMs including shared
                 appreciation income                        $26,365         $ 32,408



               Principal collections on MBS                   3,299           60,176Principal collections on MBS
                and PIMs reinvested                            -             (14,537)
               Gain on sale of MBS                             -                 417

               Total Net Proceeds from Capital Transactions $29,664         $ 78,464

          Cash available for distribution

               (DCF plus Net Proceeds from
                Capital Transactions)                       $43,646         $206,903

          Distributions:

               Limited Partners                             $43,375 (a)     $200,128 (b)

               Limited Partners Average per Unit            $  2.90 (a)     $  13.83 (b)(c)
               General Partners                             $   419 (a)     $  3,853 (b)

                     Total Distributions                    $43,794         $203,981

   (a) Represents all distributions paid in 1996 except the February 1996 distribution and includes an estimate of the distribution to be paid in February 1997.
   (b)         Includes estimate  of the distribution  to be paid  in February
               1997.
   (c) Limited Partners average per Unit return of capital as of February 1997 is $5.48 [$13.83 - $8.33]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

   Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1996, 1995 and 1994.

                                                            (Amounts in thousands)
                                                     1996        1995        1994
              Interest income on PIMs:
                Base interest                     $ 12,953      $14,555      $14,646
                Participation interest
                 received                              773          677          441
              Interest income on MBS                 1,498        1,778        1,747
              Other interest income                    413          316          459
              Partnership expenses                  (1,655)      (2,073)      (2,312)
              Distributable Cash Flow               13,982       15,253       14,981

              Shared appreciation income               983          -             -
              Accrued Participation income            (580)         -             40
              Amortization of prepaid fees and
               expenses                             (3,013)      (1,983)      (1,982)

                    Net income                     $11,372      $13,270      $13,039

   Net income decreased during 1996 as compared to 1995 by approximately $1,898,000 due primarily to a reduction in base interest in PIMS as a result of the prepayments of the Water View and Tarnhill Apartments PIMs and interest rate reductions on the Crosscreek Apartments and Remington Place Apartments. Interest income on MBS decreased $280,000 in 1996 as compared to 1995, because principal collections reduced the outstanding principal balance of the Partnership s MBS investments. These items were offset by an increase in participation income of $499,000 which was primarily the result of receiving shared appreciation income from the prepayment of the Tarnhill Apartments PIM of $983,000, net of a decrease in shared income and minimal additional interest recorded in 1996 as compared to 1995 of $484,000. Other interest income increased in 1996 as compared to 1995 due to the short-term investment of the proceeds from the prepayments until such funds were ultimately distributed to the investors. Amortization expense increased for 1996 as compared to 1995 because the Partnership fully amortized the remaining balances of prepaid fees and expenses associated with the Water View and Tarnhill Apartments PIM. Partnership expenses have decreased during each of the three years in the period ended December 31, 1996, due primarily to lower asset management fees, expense reimbursements to affiliates, and general and administrative expenses.

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

                                                   Position with
               Name and Age                     Krupp Plus Corporation
               Douglas Krupp (50)               Co-Chairman of the Board
               George Krupp (52)                Co-Chairman of the Board
               Laurence Gerber (40)             President
               Peter F. Donovan (43)            Senior Vice President
               Robert A. Barrows (39)           Treasurer and Chief
                                                Accounting Officer

          Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-
   BRI). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust II and as Chairman of the Board and Trustee of Krupp Government Income Trust.

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

          Peter F. Donovan is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $3.9 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

          Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

          The Partnership has no directors or executive officers.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,956,796 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

               (10.40) Supplement to Prospectus dated April 1, 1990 for Federal National Mortgage Association Pool Number MX-073013 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.41) Subordinated Multifamily Open-End Mortgage dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.42) Subordinated Promissory Note dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               Creekside Apartments

               (10.43) Subordinated Promissory Note dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.44) Subordinated Multifamily Deed of Trust dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.45) Participation Agreement dated June 28, 1990 between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Salishan Apartments

               (10.46) Supplement to Prospectus dated July 1, 1990 for Federal National Mortgage Association Pool Number MX-073017 [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.47) Subordinated Promissory Note dated June 20, 1990 between Dale A. Williams and D.R. Salishan (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.48) Subordinated Multifamily Deed of Trust dated June 20, 1990 between Dale A. Williams and D.R.
                            Salishan (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender") [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Rock Creek Apartments

               (10.49) Supplement to Prospectus dated August 1, 1990 for Federal National Mortgage Association Pool Number MX-073018 [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.50) Subordinated Promissory Note dated July 12, 1990 between Potomac Springs Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.51) Subordinated Multifamily Deed of Trust dated July 12, 1990 between Potomac Springs Limited
                            Partnership (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender") [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Marina Shores Apartments

               (10.52) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Deering Place

               (10.53) Subordinated promissory note dated February 7, 1991 between Deering Place on Colony Apartments, Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder"). [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               (10.54) Subordinated Multifamily Deed of Trust dated February 7, 1991 between Deering Place on Colony Apartments, Limited Partnership (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender"). [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               (10.55) Supplement to Prospectus dated November 1, 1990 for Federal National Mortgage Association Pool Number MX-073022. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               Pope Building

               (10.56) Subordinated Promissory Note dated May 30, 1991 between Pope Building Associates Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               (10.57) Subordinated Multi-family Mortgage dated May 31, 1991 between American National Bank and Trust Company of Chicago (the "Borrower") and Krupp Insured Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               (10.58) Supplement to Prospectus for Government National Mortgage Association Pool Number 280842. [Exhibit
                            19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               * Incorporated by reference.

   (c)    Reports on Form 8-K

               During the last quarter of the year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24rd day of February, 1997.

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    By:   Krupp Plus Corporation, a General
                          Partner


                    By:   /s/ Douglas Krupp
                          Douglas Krupp, Co-Chairman (Principal Executive Officer) and Director of Krupp Plus Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24rd day of February, 1996.

              Signatures                               Title(s)


   /s/ Douglas Krupp              Co-Chairman (Principal Executive Officer)
   Douglas Krupp                  and  Director of  Krupp Plus  Corporation, a
                                  General Partner



   /s/ George Krupp               Co-Chairman (Principal Executive Officer)
   George Krupp                   and  Director of  Krupp Plus  Corporation, a
                                  General Partner


   /s/Laurence Gerber             President of Krupp Plus Corporation, a
   Laurence Gerber                General Partner



   /s/ Peter F. Donovan           Senior Vice President of Krupp Plus Corpor-
   Peter F. Donovan               ation, a General Partner



   /s/ Robert A. Barrows          Treasurer  and Chief  Accounting  Officer of
   Krupp Robert A. Barrows        Plus Corporation, a General Partner

                                    APPENDIX A

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP



                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1996

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1996 and 1995                            F-4

   Statements of Income for the Years Ended December 31, 1996,
   1995 and 1994                                                           F-5

   Statements of Changes in Partners' Equity for the Years Ended
   December 31, 1996, 1995 and 1994                                        F-6

   Statements of Cash Flows for the Years Ended December 31, 1996,
   1995 and 1994                                                           F-7

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Mortgage Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


   Boston, Massachusetts
   January 30, 1997
   except as to the information
   presented in Note K for
   which the date is
   February 25, 1997

                                  KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                                BALANCE SHEETS
                                         December 31, 1996 and 1995


                                                    ASSETS
                                                                 1996          1995

            Participating Insured Mortgages ("PIMs")
             (Notes B, C, H and I)                          $164,942,921   $190,325,305
            Mortgage-Backed Securities ("MBS")
             (Notes B, D, H and H)                            17,358,307     21,126,045

               Total mortgage investments                    182,301,228    211,451,350

            Cash and cash equivalents (Notes B and H)          6,057,077      5,970,759
            Interest receivable and other assets               1,292,834      2,113,378
            Prepaid acquisition fees and expenses,
             net of accumulated amortization of $8,125,626 and
             $7,684,289, respectively (Note B)                 4,544,255      6,789,755
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,629,028 and
             $2,457,959, respectively (Note B)                 1,560,583      2,328,216

               Total assets                                 $195,755,977   $228,653,458

                                       LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     18,973   $     14,758

            Partners' equity (deficit) (Notes A and E):

              Limited Partners                               195,564,776    227,908,288
               (14,956,896 Limited Partner interests outstanding)
              General Partners                                  (254,541)      (164,638)

              Unrealized gain on MBS (Note B)                    426,769        895,050

               Total Partners' equity                        195,737,004    228,638,700

               Total liabilities and Partners' equity       $195,755,977   $228,653,458

                                    The accompanying notes are an integral
                                      part of the financial statements.

                                  KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                             STATEMENTS OF INCOME

                            For the Years Ended December 31, 1996, 1995 and 1994


                                                           1996         1995        1994
            Revenues (Note B):
             Interest income - PIMs (Note C):
              Base interest                            $12,952,992  $14,554,706 $14,645,749
              Participation interest                     1,176,169      677,349     481,135
            Interest income - MBS (Note D)               1,497,760    1,778,121   1,747,073
            Other interest income                          412,790      315,748     459,189


                    Total revenues                      16,039,711   17,325,924  17,333,146

            Expenses:
             Asset management fee to an
              affiliate (Note F)                         1,311,377    1,595,037   1,602,012 Expense reimbursements to affiliates
              (Note F)                                     156,784      230,648     484,141
             Amortization of prepaid fees and expenses
             (Note B)                                    3,013,133    1,983,112   1,982,112
             General and administrative                    186,052      246,645     225,726

                    Total expenses                       4,667,346    4,055,442   4,293,991

            Net income (Note G)                        $11,372,365  $13,270,482 $13,039,155

            Allocation of net income (Note E):

             Limited Partners                          $11,031,194  $12,872,368 $12,647,980

             Average net income per Limited Partner
              interests                                $       .74  $       .86 $       .85 (14,956,896 Limited Partner interests
              outstanding)

             General Partners                          $   341,171  $   398,114 $   391,175

                                The accompanying notes are an integral
                                   part of the financial statements.

                             KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                        For the Years Ended December 31, 1996, 1995 and 1994


                                                                                   Total
                                           Limited      General     Unrealized     Partners'
                                           Partners     Partners       Gains        Equity

          Balance at December 31, 1993  $245,215,409    $ (47,992)  $    -      $245,167,417

          Net income                      12,647,980      391,175        -        13,039,155

          Distributions                  (24,879,313)    (450,239)       -       (25,329,552)

          Balance at December 31, 1994   232,984,076     (107,056)       -       232,877,020

          Net income                      12,872,368      398,114        -        13,270,482

          Distributions                  (17,948,156)    (455,696)       -       (18,403,852)

          Unrealized gain on MBS               -             -         895,050       895,050

          Balance at December 31, 1995   227,908,288     (164,638)     895,050   228,638,700

          Net income                      11,031,194      341,171        -        11,372,365

          Quarterly distributions        (17,948,153)    (431,074)       -       (18,379,227)

          Special Distributions          (25,426,553)        -           -       (25,426,553)

          Change in unrealized
            gain on MBS                        -             -        (468,281)     (468,281)

          Balance at December 31, 1996  $195,564,776    $(254,541)  $  426,769  $195,737,004

                               The accompanying notes are an integral
                                   part of the financial statements.

                            KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31, 1996, 1995 and 1994

                                                    1996               1995            1994
     Operating activities:
       Net income                                   $11,372,365    $ 13,270,482   $ 13,039,155
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid expenses, fees
          and organization costs                      3,013,133       1,983,112      1,982,112
         Shared appreciation income                    (982,845)          -              -
         Changes in assets and liabilities:
           Decrease (increase) in interest
             receivable and other assets                820,544         164,254        (94,492)
           Increase (decrease) in liabilities             4,215            (622)         6,597

             Net cash provided by operating activities 14,227,412    15,417,226     14,933,372

     Investing activities:
       Principal collections on PIMs including
         shared appreciation income of $982,845
         in 1996                                     26,365,229       1,328,482      1,213,385
       Principal collections on MBS                   3,299,457       2,564,249      5,665,348
       Investments in MBS                                 -              -           (4,861,358)

             Net cash provided by investing
              activities                             29,664,686       3,892,731      2,017,375

     Financing activities:
       Quarterly distributions                      (18,379,227)    (18,403,852)   (25,329,552)
       Special distributions                        (25,426,553)         -              -
             Net cash used for financing
              activities                            (43,805,780)     (18,403,852)   (25,329,552)

     Net increase (decrease) in cash and cash
      equivalents                                        86,318         906,105     (8,378,805)

     Cash and cash equivalents, beginning of year     5,970,759       5,064,654     13,443,459

     Cash and cash equivalents, end of year         $ 6,057,077    $  5,970,759   $  5,064,654

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

                 Cash and Cash Equivalents

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

                 Estimates and Assumptions

                 The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

   C.     PIMs

          The Partnership has investments in 20 PIMs. The Partnership's PIMs consist of (a) a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD's FHA lending program (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

          The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS, and HUD insures the FHA mortgage loan and the mortgage loan underlying the GNMA MBS. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

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

      The Partnership's PIMs consisted of the following at December 31, 1996 and 1995:

                 Aggregate              Permanent     Maturity
                  Original    Number    Interest        Date              Investment Basis
       Issuer    Principal    of PIMs   Rate Range      Range              at December 31,
                                                                        1996           1995
       GNMA     $ 87,152,504
                    (a)         10
                                (b)     7.5%-8.25%    2024 to 2032  $ 83,779,526   $101,080,035


       FNMA       76,289,943     9      7.25%-7.75%   1999 to 2001    72,971,368     73,593,074

       FHA         8,354,500     1        8.305%          2031         8,192,027     15,652,196

                $171,796,947    20                                  $164,942,921   $190,325,305

   (a) Includes three PIMs - Richmond Park, Saratoga, and Marina Shores - in which the Partnership holds 38%, 50% and 29% of the total PIM, respectively. The remaining portion is held by an affiliate of the Partnership.

   (b) The Partnership had twelve GNMA PIMs as of December 31, 1995. During February 1996, the Partnership received payoffs of the Water View and Tarnhill Apartments PIMs.

   The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 13 states. The apartment complexes range in size from 92 to 736 units.

   D. MBS

      At December 31, 1996, the Partnership's MBS portfolio has an amortized cost of $16,931,538 and gross unrealized gains and losses of $566,669 and $139,900, respectively. At December 31, 1995, the Partnership's MBS portfolio has an amortized cost of $20,230,995 and gross unrealized gains of $895,050. The MBS portfolio has maturity dates ranging from 1999 to 2024.

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

      As of December 31, 1996, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                  Corporate
                                                   Limited   General     Unrealized
                                   Unitholders    Partners   Partners       Gain        Total

            Capital
              contributions        $298,678,321   $ 2,000   $     3,000   $   -     $298,683,321

            Syndication costs       (20,431,915)      -          -            -      (20,431,915)

            Quarterly
              Distributions        (170,212,855)   (1,252)   (3,751,058)      -     (173,965,165)

            Special
              Distributions         (25,426,383)     (170)        -           -      (25,426,553)

            Net income              112,956,235       795     3,493,517       -      116,450,547

            Unrealized
              gain on MBS                -            -          -          426,769      426,769

            Balance,
              December 31, 1996    $195,563,403   $ 1,373   $  (254,541)  $ 426,769 $195,737,004

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

   G.            Federal Income Taxes

                 The reconciliation of the net income reported in the accompanying statement of income with the income reported in the Partnership's 1996 federal income tax return is as follows:

         Net income per statement of income                          $11,372,365

                 Book to tax difference for timing of PIM
                  income                                                   62,832

                 Book to tax difference for amortization of
                  prepaid expenses and fees                               (60,209)

                 Net income for federal income tax purposes           $11,374,988

         The allocation of the 1996 net income for federal income tax purposes is as follows:

                                                          Portfolio
                                                           Income

                     Unitholders                          $11,033,665
                     Corporate Limited Partner                     74
                     General Partners                         341,249

                                                          $11,374,988

              For the years ended December 31, 1996, 1995 and 1994 the average per unit income to the Unitholders for federal income tax purposes was $.76, $.93 and $.91, respectively.

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

          PIMs

          There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership s estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains and losses of approximately $1,506,000 and $372,000, respectively at December 31, 1996, respectively, and gross unrealized gains of approximately $5,245,000 at December 31, 1995.

       At December 31, 1996 and 1995, the estimated fair values of the Partnership's financial instruments are as follows:

                                                             (Amounts in thousands)
                                                              1996            1995

                    Cash and cash equivalents               $  6,057        $  5,971

                    MBS                                       17,358          21,126

                    PIMs                                     166,077         195,570

                                                            $189,492        $222,667

   I.  Subsequent Events

       On February 25, 1997, the Partnership received a repayment of the Rock Creek Apartments PIM. The Partnership received the outstanding principal balance of $11,139,968 plus outstanding interest. The Partnership did not receive any prepayment penalty or participation income from this PIM.

                           KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                       December 31, 1996

                                                Normal                                   Carrying
                                                Monthly     Original                     Amount at
                             Interest  Maturity Payment       Face      Current Face      12/31/96
            PIMs (a)         Rate (b)  Date (k) (l)(m)(n)    Amount        Amount           (r)

        GNMA

        Cross Creek Apts.
        Richmond, VA           6.75%
                                (o)     4/15/31 $ 68,900   $  9,647,610 $  9,496,962  $  9,496,962

        Marina Shores Apts.
        Virginia Beach, VA     8.00%
                             (c)(h)(i)  5/15/32   43,100      6,200,300    6,103,675     6,103,675
        Paddock Club Apts.
        Lakeland, FL           8.00%
                             (c)(h)(i)  8/15/31   71,000     10,208,400    9,990,701     9,990,701

        Pope Building Apts.
        Chicago, IL            8.00%
                             (c)(f)(g)  6/15/26   23,800      3,349,600    3,235,409     3,235,409
        Remington Place
         Apts.
        Fort Washington, MD    7.00%
                              (d)(f)
                              (g)(p)   10/15/24   89,000     13,200,000   12,499,504    12,499,504

        Richmond Park Apts.
        Richmond Heights,
        OH                     7.50%
                             (c)(f)(g)  8/15/24   67,400     10,000,000    9,453,067     9,453,067

        Saratoga Apts.
        Rolling Meadow, IL    7.875%
                             (c)(f)(g)  8/15/24   47,300      6,750,000    6,408,214     6,408,214

        Southland Station
         II Apts.
        Warner Robins, GA      8.25%
                             (c)(h)(i)  2/15/31   38,600      5,398,562    5,279,280     5,279,280

        Valley Manor Apts.
        Dover Township, PA     8.00%
                             (c)(h)(i)  7/15/24   34,000      4,798,032    4,559,591     4,559,591
        Wildflower Apts.
        Las Vegas, NV          7.75%
                              (c)(j)    1/15/25  122,000     17,600,000   16,753,123    16,753,123

                                                             87,152,504   83,779,526    83,779,526
        FNMA


        Bell Station Apts.
        Montgomery, AL         7.50%
                             (c)(h)(i)  4/1/00    35,700      5,300,000    5,069,319     5,069,319
                                                    (q)
        Brookside Apts.
        Carmichael, CA         7.50%
                             (c)(f)(g)  2/1/00    33,000
                                                    (q)       4,900,000    4,679,755     4,679,755

        Deering Place Apts.
        Charlotte, NC          7.50%
                             (e)(h)(i)  3/1/01    25,800
                                                    (q)       3,825,000    3,687,160     3,687,160

        Hampton Ridge Apts.
        Rockford, IL           7.50%
                             (e)(f)(g)  9/1/99    65,000
                                                    (q)       9,600,000    9,133,513     9,133,513

        The Patrician
        University City, CA     7.25%
                              (c)(f)(g) 12/1/99    56,000
                                                    (q)       8,500,000    8,084,564     8,084,564

        Rock Creek Apts.
        Silver Spring, MD       7.50%
                              (c)(f)(g)  8/1/00    78,400
                                                    (q)      11,621,400   11,147,987    11,147,987
        Salishan Apts.
        Sacramento, CA          7.50%
                              (c)(f)(g)  7/1/00   106,000
                                                    (q)      15,743,543   15,097,536    15,097,536

        Silver Springs Apts.
        Wichita, KS             7.75%
                              (c)(f)(g) 12/1/99    53,000
                                                    (q)       7,600,000    7,265,484     7,265,484
        The Enclave Apts.
        Beavercreek, OH         7.50%
                              (c)(f)(i)  5/1/00    62,000
                                                    (q)       9,200,000    8,806,050     8,806,050

                                                             76,289,943   72,971,368    72,971,368
        FHA


        Creekside Apts.
        Portland, OR           8.305%
                              (c)(f)(g) 11/1/31    61,600     8,354,500    8,192,027     8,192,027

                Total                                      $171,796,947 $164,942,921  $164,942,921

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

   (n) The normal monthly payment consisting of principal and interest for a FNMA PIM is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at the end of year ten.

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

   (q) The approximate principal balance due at maturity for each PIM, respectively, is as follows:

                                 PIM                    Amount

                          Bell Station Apartments     $ 4,897,000
                          Brookside Apartments        $ 4,527,000
                          Deering Place Apartments    $ 3,534,000
                          Hampton Ridge Apartments    $ 8,870,000
                          The Patrician               $ 7,822,000
                          Rock Creek Apartments       $10,738,000
                          Salishan Apartments         $14,546,000
                          Silver Springs Apartments   $ 7,049,000
                          The Enclave Apartments      $ 8,500,000

   (r) The aggregate cost of PIMs for federal income tax purposes is $164,942,921.

   A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1996 is as follows:

                                                1996           1995             1994

            Balance at beginning of period   $190,325,305   $191,653,787   $192,867,172

            Deductions during period:
               Prepayments and
                 principal collections        (25,382,384)   (1,328,482)     (1,213,385)

            Balance at end of period         $164,942,921   $190,325,305   $191,653,787