Form 10-Q
period 1997-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1997-05-12
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1997

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

                                            BALANCE SHEETS


                                                ASSETS

                                                             March 31,     December 31,
                                                                1997          1996

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                       $153,478,463   $164,942,921
            Mortgage-Backed Securities ("MBS") (Note 3)       16,675,613     17,358,307

              Total mortgage investments                     170,154,076    182,301,228

            Cash and cash equivalents                          6,006,137      6,057,077
            Interest receivable and other assets               1,199,946      1,292,834
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $8,745,468 and
             $8,125,626, respectively                          3,924,413      4,544,255
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,836,858 and
             $2,629,028, respectively                          1,352,753      1,560,583

              Total assets                                  $182,637,325   $195,755,977

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $      5,663   $     18,973

            Partners' equity (deficit):

              Limited Partners                               182,729,826    195,564,776
               (14,956,896 Limited Partner interests
               outstanding)
              General Partners                                  (267,919)      (254,541)

              Unrealized gain on MBS                             169,755        426,769

              Total Partners' equity                         182,631,662    195,737,004

              Total liabilities and Partners' equity        $182,637,325   $195,755,977

                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                                                            For the Three Months
                                                              Ended March 31,

                                                            1997           1996

            Revenues:
              Interest income - PIMs:
                Base interest                            $3,003,906     $3,497,868
                Participation interest (Note 2)             743,634        982,845
              Interest income - MBS                         340,376        400,890
              Other interest income                         125,585        168,505

                    Total revenues                        4,213,501      5,050,108

            Expenses:
              Asset management fee to an affiliate          284,360        361,655
              Expense reimbursements to affiliates           35,105         59,611
              Amortization of prepaid fees and
               expenses (Note 2)                            827,672      1,699,948
              General and administrative expenses           107,926         77,372

                    Total expenses                        1,255,063      2,198,586

            Net income                                   $2,958,438     $2,851,522

            Allocation of net income (Note 4):

              Limited Partners                           $2,869,685     $2,765,976

              Average net income per Limited Partner
               interest (14,956,896 Limited Partner
               interests outstanding)                    $      .19     $      .18

              General Partners                           $   88,753     $   85,546




                                The accompanying notes are an integral
                                   part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                                                                   For the Three Months
                                                                     Ended March 31,

                                                                   1997           1996
     Operating activities:
       Net income                                              $ 2,958,438    $ 2,851,522
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid fees and expenses                 827,672      1,699,948
         Shared appreciation income                               (652,453)      (982,845)
         Changes in assets and liabilities:
           Decrease in interest receivable and
            other assets                                            92,888        641,409
           Decrease in liabilities                                 (13,310)        (8,788)

             Net cash provided by operating activities           3,213,235      4,201,246

     Investing activities:
       Principal collections on PIMs including shared
        appreciation income of $652,453 and $982,845,           12,116,911     25,383,558
        respectively
       Principal collections on MBS                                425,680        924,191

             Net cash provided by investing activities          12,542,591     26,307,749

     Financing activities:
       Quarterly distributions                                  (4,589,169)    (4,600,783)
       Special distributions                                   (11,217,597)   (25,426,553)

             Net cash used for financing activities            (15,806,766)   (30,027,336)

     Net increase (decrease) in cash and cash equivalents          (50,940)       481,659

     Cash and cash equivalents, beginning of period              6,057,077      5,970,759

     Cash and cash equivalents, end of period                  $ 6,006,137    $ 6,452,418



                                The accompanying notes are an integral
                                   part of the financial statements.

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   1.    Accounting Policies

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make this information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.    PIMs

         On February 25,1997, the Partnership received a prepayment of the Rock Creek Apartments PIM. The Partnership received the outstanding principal balance of $11,139,968 plus outstanding interest. The Partnership did not receive any prepayment penalty or participation income from this PIM. The borrower of the Rock Creek Springs PIM defaulted on its debt service obligation during the third quarter of 1996. FNMA, the guarantor of the MBS secured by the PIM, was unable to negotiate a workout plan with the borrower and exercised its option to payoff the MBS in February 1997 and pursue a foreclosure. During the first quarter, the Partnership made a special distribution of $.75 per Limited Partner interest with the proceeds from the Rock Creek payoff. In addition, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM.

         On March 31, 1997, the Partnership received a prepayment penalty of $652,453 and Minimum Additional and Shared Income Interest of $41,173 relating to the Silver Springs PIM, with the corresponding prepayment of the mortgage in the amount of $7,249,479, expected for receipt in April of 1997. Upon receipt of the mortgage proceeds the Partnership will pay a special distribution of $.53 per unit to the Limited Partners. At March 31, 1997,  the Partnership s PIM
         portfolio has a  fair value of    $152,418,665 and gross unrealized
         gains and losses of $600,703 and $1,660,501, respectively.
         The Partnership s PIMs have maturities ranging from 1999 to 2032.






                                      Continued
                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


   3.    MBS

         As of March 31, 1997, the Partnership s MBS portfolio has an amortized cost of $16,505,858 and gross unrealized gains and losses of $454,882 and $285,127, respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.

   4.    Changes in Partners' Equity

         A summary of changes in Partners' Equity for the three months ended March 31, 1997 is as follows:

                                                                                  Total
                                          Limited       General    Unrealized    Partners'
                                          Partners      Partners      Gain        Equity

        Balance at December  31, 1996   $195,564,776   $(254,541)  $ 426,769    $195,737,004

        Net income                         2,869,685      88,753       -           2,958,438

        Quarterly distributions          (4,487,038)    (102,131)      -          (4,589,169)

        Special distributions            (11,217,597)      -           -         (11,217,597)

        Decrease in unrealized gain
         on MBS                               -             -       (257,014)       (257,014)

        Balance at March 31, 1997       $182,729,826   $(267,919)  $ 169,755    $182,631,662


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

   During the first quarter of 1997 the Partnership received a payoff of the Rock Creek Apartments PIM of approximately $11.1 million and subsequently distributed the proceeds to investors. A special distribution of $.75 per limited partner interest was paid during the first quarter. In addition, the Partnership will receive a payoff of the Silver Springs PIM in April and plans on making a special distribution of $.53 per limited partner interest shortly thereafter. The General Partners estimate that the Partnership can maintain the current quarterly distribution rate of $.30 per limited partner interest through 1997. The General Partners will continue to monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.

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

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the three months ended March 31, 1997 and the period from inception through March 31, 1997. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                              (Amounts in thousands, except per Unit amounts)
                                                    Three Months Ended   Inception through
                                                      March 31, 1997       March 31, 1997
            Distributable Cash Flow:
            Income for tax purposes                     $  2,943           $123,113
            Items not requiring or (not providing)
             the use of operating funds:

              Shared appreciation income                    (652)            (1,635)
              Participation income received but
               not recognized for tax purposes               -                  597
              Amortization of prepaid fees and
               expenses                                      843              9,984
              Remington Place interest rate
               reduction collectible in the future           -                 (253)
              Acquisition expenses paid from
               offering proceeds charged to
               operations                                    -                  184

              Gain on sale of MBS                            -                 (417)

              Total Distributable Cash Flow

                                                -8-

               ("DCF")                                  $  3,134           $ 131,573

              Limited Partners Share of DCF             $  3,040           $ 127,626

              Limited Partners Share of DCF
               per Limited Partner interest ( Unit )    $    .20           $    8.53(b)

              General Partners Share of DCF             $     94           $   3,947

            Net Proceeds from Capital Transactions:
              Principal collection on PIMs including
               shared appreciation income                 12,117              44,525
              Principal collections on MBS                   426              60,602
              Principal collections on
               MBS and PIMs reinvested                       -               (14,537)
              Gain on sale of MBS                            -                   417

            Total Net Proceeds from Capital
             Transactions                               $ 12,543           $  91,007

              Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                   $ 15,677           $ 222,580


            Distributable Cash Flow and Net Cash Proceeds from Capital Transactions,Continued


            Distributions: (includes special
             distribution)

              Limited Partners                          $15,704 (a)        $215,832 (a)

              Limited Partners Average per Unit         $  1.05 (a)        $  14.43 (a)(b)

              General Partners                          $    94 (a)        $  3,947 (a)

                    Total Distributions                 $15,798            $219,779

              (a)   Includes an estimate of the distribution to be paid in May 1997.
              (b)   Limited Partners average per Unit return of capital as of May 1997 is $5.90
                    [$14.43  -  $8.53].     Return  of  capital  represents  that   portion  of
                    distributions which is not funded from DCF  such as proceeds from the  sale of assets and substantially all of the principal collections received  from
                    MBS and PIMs.

            Operations

              The  following discussion relates to the operations of the Partnership during the three months ended March 31, 1997 and 1996.

                                                              (Amounts in thousands)
                                                               1997            1996
              Interest income on PIMs:
                Base interest                                 $3,004          $3,498
                Shared Income and Minimum Additional
                 interest                                         91             381
              Interest income on MBS                             340             401
              Other interest income                              126             169

                                                    -9-

              Partnership expenses                              (427)           (499)

              Distributable Cash Flow                          3,134           3,950

              Decrease in accrued participation income           -              (381)
              Shared appreciation income                         652             983
              Amortization of prepaid fees and
               expenses                                        ( 828)         (1,700)

                     Net income                               $2,958          $2,852

   During the  first quarter of 1997 net income increased approximately $106,000 as compared to the first quarter of 1996 due primarily to a significant decrease in amortization of prepaid fees and expenses  somewhat offset by reductions in base
   and  participating  income on  PIMS.    During the  first  quarter  of 1996  the
   Partnership  recorded $1.2  million in  amortization related  to the  Water View
   Apartments and  Tarnhill PIMs which  paid off, while  the first  quarter of 1997 experienced  only one  repayment, the  Rock Creek  Springs Apartment  PIM, which accounted for  approximately  $400,000 in  amortization.  The net  effect of the decrease in amortization expense is offset the  decrease in base interest income on PIMs and participation  income (including shared appreciation income) derived from  the  Rock Creek  Springs  Apartment PIM  repayment versus  the  Water View
   Apartments  and  Tarnhill  Apartments  PIMs  repayments.    The  prepayments  of
   Waterview, Tarnhill  and Rock Creek PIMs  primarily caused the  decrease in base interest income.

   As a result of  the special distribution, the Partnership now has  less invested assets to  generate income in the  future.  In  general, the Partnership s  base interest income on PIMs and MBS will decline as principal collections reduce the outstanding balance of these investments and other interest income will  decline
   as   the  principal  collections   are  used  to  fund   quarterly  and  special
   distributions.

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




            DATE:  April 23, 1997