Form 10-Q
period 1997-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1997-08-14
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1997

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

                                            BALANCE SHEETS


                                                ASSETS

                                                             June 30,      December 31,
                                                                1997          1996

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                       $145,922,379   $164,942,921
            Mortgage-Backed Securities ("MBS") (Note 3)       16,352,609     17,358,307

              Total mortgage investments                     162,274,988    182,301,228

            Cash and cash equivalents                          4,863,114      6,057,077
            Interest receivable and other assets               1,090,175      1,292,834
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $7,789,900 and
             $8,125,626, respectively                          3,473,132      4,544,255
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,523,764 and
             $2,629,028  respectively                          1,200,659      1,560,583

              Total assets                                  $172,902,068   $195,755,977

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     14,714   $     18,973

            Partners' equity (deficit):

              Limited Partners                               172,751,334    195,564,776
               (14,956,856  Limited Partner interests
               outstanding)
              General Partners                                  (286,600)      (254,541)

              Unrealized gain on MBS                             422,620        426,769

              Total Partners' equity                         172,887,354    195,737,004

              Total liabilities and Partners' equity        $172,902,068   $195,755,977




                                                  -2-




                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                           For the Three Months  For the Six Months
                                             Ended June 30,         Ended June 30,

                                           1997        1996        1997         1996
            Revenues:
                Interest income - PIMs:
                Base interest            $2,780,278  $3,157,909  $5,784,184   $ 6,655,777
                Participation interest
                  (Note 2)                  299,050        -      1,042,684       982,845
              Interest income - MBS         330,317     382,563     670,693       783,453
              Other interest income         100,270      82,731     225,855       251,236

                    Total revenues        3,509,915   3,623,203    7,723,416    8,673,311

            Expenses:
              Asset management fee
                to an affiliate             281,221     344,101     565,581       705,756
              Expense reimbursements
                to affiliates                43,236      49,348      78,341       108,959
              Amortization of prepaid
                fees and expenses
                (Note 2)                    603,375     437,728   1,431,047     2,137,676
              General and administrative
                expenses                     71,105      28,504     179,031       105,876

                    Total expenses          998,937     859,681   2,254,000     3,058,267

            Net income                   $2,510,978  $2,763,522  $5,469,416   $ 5,615,044

            Allocation of net income
                (Note 4):

              Limited Partners           $2,435,649  $2,680,617  $5,305,334   $ 5,446,593

              Average net income per
                Limited Partner interest
                (14,956,856 Limited
                  Partner interests
                  outstanding)           $      .16  $      .18  $      .35   $       .36

              General Partners           $   75,329  $   82,905  $  164,082   $   168,451








                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                 For the Six Months
                                                                   Ended June 30,

                                                                   1997           1996
     Operating activities:
       Net income                                              $5,469,416     $ 5,615,044
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid fees and expenses              1,431,047       2,137,676
         Shared appreciation income                              (652,453)       (982,845)
         Changes in assets and liabilities:
           Decrease in interest receivable and
            other assets                                          202,659         815,889
           Decrease in liabilities                                 (4,259)         (6,661)

             Net cash provided by operating activities          6,446,410       7,579,103

     Investing activities:
       Principal collections on PIMs including shared
        appreciation income of $652,453 and 982,845
        respectively                                           19,672,995      25,704,239
       Principal collections on MBS                             1,001,549       1,731,477

             Net cash provided by investing activities         20,674,544      27,435,716

     Financing activities:
       Quarterly distributions                                 (9,170,218)     (9,206,350)
       Special distributions                                  (19,144,699)    (25,426,553)

             Net cash used for financing activities           (28,314,917)    (34,632,903)

     Net increase (decrease) in cash and cash equivalents      (1,193,963)        381,916

     Cash and cash equivalents, beginning of period             6,057,077       5,970,759

     Cash and cash equivalents, end of period                 $ 4,863,114     $ 6,352,675


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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

On  February 25, 1997, the  Partnership received a  prepayment of the
Rock  Creek  Apartments  PIM.   The  Partnership  received the  outstanding
principal  balance of  $11,139,968  plus outstanding  interest.   The
Partnership did not receive any prepayment penalty or participation income from this PIM. The borrower of the Rock Creek Springs PIM defaulted on its debt service obligation during the third quarter of
1996.   FNMA, the guarantor of the MBS portion of the PIM, was unable to negotiate a workout plan with the borrower and exercised its option to payoff the MBS in February 1997 and pursue a foreclosure.
On March 21, 1997, the Partnership made a special distribution of $.75 per Limited Partner interest with the proceeds from the Rock
Creek payoff. In addition, the Partnership fully amortized the remaining prepaid fees and expenses associated with this PIM.

During  1997, the  Partnership received  a prepayment  of  the Silver
Springs  PIM.    The  Partnership received  the  outstanding  principal
balance of $7,249,479  plus outstanding interest on April  25,
1997, while on March 31, 1997,  the Partnership had received a prepayment  penalty of  $652,453  and Minimum  Additional  and
Shared Income  Interest  of $41,173.    On  May 23,  1997  the
Partnership  made a  special distribution of $.53  per unit to the Limited Partners from  the proceeds of  the Silver Springs
PIM prepayment.

At June 30, 1997, the Partnership s PIM portfolio has a fair value of $147,942,091 and gross unrealized gains and losses of $2,541,618 and $521,906, respectively. The Partnership s PIMs have maturities ranging from 1999 to 2032.

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued




   3.    MBS

As of June 30, 1997, the Partnership s MBS portfolio has an amortized cost of $15,929,989 and gross unrealized gains and losses of $542,289 and $119,669. The MBS portfolio has maturity dates ranging from 1999 to 2024.

   4.    Changes in Partners' Equity

A summary of changes in Partners' Equity for the six months ended June 30, 1997 is as follows:

                                                                                  Total
                                          Limited       General    Unrealized    Partners'
                                          Partners      Partners      Gain        Equity

        Balance at December  31, 1996   $195,564,776   $(254,541)  $426,769     $195,737,004

        Net income                         5,305,334     164,082       -           5,469,416

        Quarterly distributions           (8,974,077)   (196,141)      -          (9,170,218)

        Special distributions            (19,144,699)       -          -         (19,144,699)

        Decrease in unrealized gain
         on MBS                               -             -        (4,149)          (4,149)

        Balance at June 30, 1997        $172,751,334   $(286,600)  $422,620     $172,887,354








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

The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

The owner of the Patrician Apartments sold the property during the second quarter of 1997 and the new owner assumed the first mortgage. In connection with this transaction, the General Partners agreed to accept a $100,000 payment from the owner to discharge the loan s participation features, which converts the Partnership s PIM into an insured mortgage.

The Partnership s invested assets decreased significantly during the first half of 1997 as a result of the repayments of the Rock Creek and Silver Springs Apartments PIMs and the subsequent distribution of the proceeds to investors. The Partnership received approximately $11.1 million of principal proceeds from the repayment of the Rock Creek Apartments PIM and approximately $7.9 million of principal proceeds including the prepayment penalty from the repayment of the Silver Springs Apartments PIM. The Partnership used these proceeds to make special distributions to investors of $.75 and $.53 per limited partner interest on March 21, 1997 and May 23, 1997, respectively. The General Partners estimate that the Partnership can maintain the current quarterly distribution rate of $.30 per limited partner interest through 1997. The General Partners will continue to monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.

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


   Operations

The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1997 and 1996.

Net income decreased for the three months ended June 30, 1997 as compared to the same period of 1996 by approximately $252,000. This decrease was due to lower base interest of $378,000, lower interest income on MBS of $51,000 and higher amortization expenses of $165,000. The decrease in base interest was the result of two prepayments in 1997, Rock Creek Apartments on February 25, 1997 and Silver Springs Apartments on April 25, 1997. This was offset by higher participation interest of $299,000, higher other interest income of $18,000 and lower Partnership expenses of $25,000. The Partnership received participation interest from the Paddock-Lakeland, Patrician, Hampton Ridge, Cross Creek and Deering Place PIM s in the amounts of $108,000, $100,000, $35,000, 34,000 and $22,000, respectively

Net income decreased for the six months ended June 30, 1997 as compared to the same period of 1996 by approximately $146,000. This decrease was due to lower base interest of $872,000, lower interest income on MBS of $112,000 and lower other interest income of $25,000. The decrease in base interest was primarily the result of the two prepayments in 1997 and two prepayments in 1996, Water View Apartments on February 16, 1996 and Tarnhill Apartments on February 29, 1996. This was offset by higher participation interest of $59,000, lower amortization expenses of $707,000 and Partnership expenses of $97,000. The decrease in amortization expense is primarily related to the write off of costs in 1996 related to the Waterview and Tarnhill PIMs. The Partnership received shared appreciation income from the prepayment of the Silver Springs PIM of $652,000, and participation interest received from six properties totaling $390,000.

The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating interest income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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




   DATE: July 25, 1997