Form 10-Q
period 1997-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1997-11-12
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)   OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    September 30, 1997

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

                                            BALANCE SHEETS


                                                ASSETS

                                                            September 30,  December 31,
                                                                1997          1996

            Participating Insured Mortgages ("PIMs")
             (Notes 2 and 5)                                $137,584,800   $164,942,921
            Mortgage-Backed Securities ("MBS") (Note 3)       24,061,493     17,358,307

              Total mortgage investments                     161,646,293    182,301,228

            Cash and cash equivalents                          4,961,947      6,057,077
            Interest receivable and other assets               1,051,556      1,292,834
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $8,079,567 and
             $8,125,626, respectively                          3,183,465      4,544,255
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,670,980 and
             $2,629,028, respectively                          1,053,443      1,560,583

              Total assets                                  $171,896,704   $195,755,977

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $    113,747   $     18,973

            Partners' equity (deficit)(Note 4):

              Limited Partners                               171,453,544    195,564,776
               (14,956,896 Limited Partner interests
               outstanding)
              General Partners                                  (281,392)      (254,541)

              Unrealized gain on MBS                             610,805        426,769

              Total Partners' equity                         171,782,957    195,737,004

              Total liabilities and Partners' equity        $171,896,704   $195,755,977




                                The accompanying notes are an integral
                                   part of the financial statements.





                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
                                         STATEMENTS OF INCOME


                                          For the Three Months     For the Nine Months
                                           Ended September 30,     Ended September 30,

                                             1997       1996        1997         1996
            Revenues:
              Interest income - PIMs:
                Base interest            $2,774,416  $3,151,750  $ 8,558,600  $ 9,807,527
                Participation interest
                  (Notes 2 and 5)           943,913      33,158    1,986,597    1,016,003
              Interest income - MBS         320,011     364,119      990,704    1,147,572
              Other interest income          62,513      82,658      288,368      333,894


                    Total revenues        4,100,853   3,631,685    11,824,269  12,304,996

            Expenses:
              Asset management fee
                to an affiliate             291,681     301,428      857,262    1,007,184
              Expense reimbursements
                to affiliates                43,236      59,610      121,577      168,569
              Amortization of prepaid
                fees and expenses
                (Note 2)                    436,883     437,728    1,867,930    2,575,404
              General and administrative
                expenses                     41,165      42,239      220,196      148,115

                    Total expenses          812,965     841,005    3,066,965    3,899,272

            Net income                   $3,287,888  $2,790,680  $ 8,757,304  $ 8,405,724

            Allocation of net income
                (Note 4):

              Limited Partners           $3,189,250  $2,706,959  $ 8,494,584  $ 8,153,552

              Average net income per
                Limited Partner interest
                (14,956,896 Limited
                  Partner interests
                  outstanding)           $      .22  $      .19  $       .57  $       .55

              General Partners           $   98,638  $   83,721  $   262,720  $   252,172



                                The accompanying notes are an integral
                                   part of the financial statements.






                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                  For the Nine Months
                                                                   Ended September 30,

                                                                   1997           1996
     Operating activities:
       Net income                                              $ 8,757,304    $ 8,405,724
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid fees and expenses               1,867,930      2,575,404
         Shared appreciation income                             (1,160,075)      (982,845)
         Changes in assets and liabilities:
           Decrease in interest receivable and
            other assets                                           241,278        878,974
           Increase in liabilities                                  94,774         11,100

             Net cash provided by operating activities           9,801,211     10,888,357

     Investing activities:
       Principal collections on PIMs including shared
        appreciation income of $1,160,075 and $982,845
         respectively                                           20,493,487     26,031,381
       Principal collections on MBS                              1,505,559      2,476,401

             Net cash provided by investing activities          21,999,046     28,507,782

     Financing activities:
       Quarterly distributions                                 (13,750,688)   (13,794,072)
       Special distributions                                   (19,144,699)   (25,426,553)

             Net cash used for financing activities            (32,895,387)   (39,220,625)

     Net increase (decrease) in cash and cash equivalents       (1,095,130)       175,514

     Cash and cash equivalents, beginning of period              6,057,077      5,970,759

     Cash and cash equivalents, end of period                  $ 4,961,947    $ 6,146,273


            Supplemental disclosure of non-cash investing activities:

       Reclassification of investment in PIM to an MBS         $ 8,024,709    $     -



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

  In  the  opinion of  the General  Partners  of the  Partnership,  the
  accompanying unaudited   financial  statements   reflect  all   adjustments
  (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

  The results of operations for the three and nine months ended September 30,1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

   3. MBS

  As of September 30, 1997, the Partnership s MBS portfolio has an amortized cost of $23,450,688 and gross unrealized gains and losses of
 $625,266 and $14,461, respectively.   The MBS portfolio  has maturity  dates
  ranging from 1999 to 2024.

                                 KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                  NOTES TO FINANCIAL STATEMENTS, Continued


 4.Changes in Partners' Equity

A summary of changes in Partners' Equity for the nine months ended September 30, 1997 is as follows:


                                                                                              Total
                                         Limited                  General       Unrealized   Partners'
                                         Partners                 Partners         Gain       Equity

        Balance at December  31, 1996   $195,564,776   $ (254,541) $ 426,769    $ 195,737,004

        Net income   8,494,584             262,720          -          8,757,304

        Quarterly distributions          (13,461,117)    (289,571)      -         (13,750,688)

        Special distributions            (19,144,699)       -           -         (19,144,699)

        Increase in unrealized gain
         on MBS          -                   -           184,036         184,036

        Balance at September 30, 1997   $171,453,544   $ (281,392) $ 610,805    $ 171,782,957



   5.  Subsequent Event

  Hampton Ridge Apartment

 On  October  27,  1997,  the  Partnership  received  prepayment  of  the
 Hampton Ridge  Apartments  PIM.   The  Partnership  received  the
 outstanding first mortgage principal balance of $9,067,436 plus outstanding interest. The Partnership also collected a discounted prepayment penalty of $507,622 and shared interest income of $178,906 during the third quarter of 1997.

  The Partnership will be making a special distribution of $.64 per unit per Limited Partner interest with the proceeds from this prepayment.

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

   Liquidity and Capital Resources

The most significant demands on the Partnerships liquidity are regular quarterly distributions paid to investors of approximately $4.5 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic downward adjustments to the distributions paid to investors.

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

The owner of two properties in the portfolio, Paddock Club and Southland, expects to payoff each PIM in November 1997 as a result of a merger transaction with a NYSE-listed real estate investment trust. If this transaction is completed as expected, the Partnership will receive principal repayments totaling approximately $15 million. In addition to the repayment of the principal balances of these PIMs, the Partnership will also receive additional interest based on each property s operations and either the greater of a 9% prepayment penalty or additional interest earned on the appreciation of each property's value.

On October 27, 1997, the Partnership received prepayment of the Hampton
Ridge Apartments PIM.   The Partnership received the outstanding first
mortgage principal balance of $9,067,436 plus outstanding interest. The Partnership also collected a discounted prepayment penalty of $507,622 and shared interest income of $178,906 during the third quarter of 1997. The Partnership will be making a special distribution of $.64 per unit per Limited Partner interest with the proceeds from this prepayment.

The owner of the Patrician Apartments sold the property during the second quarter of 1997 and the new owner assumed the first mortgage. In connection with this transaction, the General Partners agreed to accept a $100,000 payment from the owner to discharge the loan s participation features, which converts the Partnership s PIM into an insured mortgage.

The Partnership s invested assets decreased significantly during 1997 as a result of the repayments of the Rock Creek and Silver Springs Apartments PIMs and the subsequent distribution of the proceeds to investors. The partnership received approximately $11.1 million of principal proceeds from the repayment of the Rock Creek Apartments PIM and approximately $7.9 million of principal proceeds including the prepayment penalty from the repayment of the Silver Springs Apartments PIM. The Partnership used these proceeds to make special distributions to investors of $.75 and $.53 per limited partner interest on March 21, 1997 and May 23, 1997, respectively.
The General Partners estimate that the Partnership can maintain the current quarterly distribution rate of $.30 per limited partner interest through 1997. However, if the above mentioned sales take place, the General
Partners will monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.

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

Operations

The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1997 and 1996.

Net  income  increased $497,208  during  the  third quarter  of  1997  as compared to the third quarter of 1996 due primarily to a prepayment penalty of $507,622 and participation interest of $178,906 related to the Hampton Ridge PIM. Base interest income on PIMs decreased $377,334 in the third quarter of 1997 as compared to the third quarter of 1996 due primarily to the prepayments of the Rock Creek and Silver Springs PIMs in the first half of 1997. Interest income on MBS decreased $44,108 in the third quarter of 1997 as compared to the third quarter of 1996, because principal collections reduced the outstanding principal balance of the Partnership s
MBS investments.    In  addition, the  Partnership  collected  $257,385  of
participation income from five other PIM s.

Net income increased for the nine months ended  September  30,   1997  as
compared to the same period in 1996 by $351,580 due primarily to an increase in participation interest of $970,594 and decreases in asset management fees and amortization expense of $149,922 and $707,474, respectively. As a result of PIM prepayments, base interest income
decreased  $1,248,927. Amortization   expense  decreased  because  fully
amortized prepaid fees and expenses associated with the Waterview and Tarnhill PIMs during 1996 exceeded the prepaid fees and expenses the Partnership fully amortized relating to the Rock Creek and Silver Springs PIMs through the third quarter of 1997.

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

                           KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                     PART II - OTHER INFORMATION


     Item 1.Legal Proceedings
         Response:  None

     Item 2.Changes in Securities
         Response:  None

     Item 3.Defaults upon Senior Securities
         Response:  None

     Item 4.Submission of Matters to a Vote of Security Holders
         Response:  None

     Item 5.Other Information
         Response:  None

     Item 6.Exhibits and Reports on Form 8-K
         Response:  None

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




     DATE:October 28, 1997