Form 10-K
period 1997-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1998-03-27
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1997


                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                   to


               Commission file number              0-17690

                   Krupp Insured Mortgage Limited Partnership
             (Exact name of registrant as specified in its charter)

               Massachusetts                                 04-3021395
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                         Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts                  02210
   (Address of principal executive offices)                   (Zip Code)

  (Registrant's telephone number, including area code)    (617)423-2233

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

   The exhibit index is located on pages 8-13.

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

      The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and basic interest and also may provide the Partnership with participation in the current revenue stream and in residual value, if any, from the sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage.
   The participation features are neither insured nor guaranteed.

      The Partnership also acquired MBS collateralized by single-family mortgage loans issued or originated by FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). FNMA and FHLMC guarantee the principal and basic interest of the Partnership's FNMA and FHLMC MBS, respectively.

      Prior to May 23, 1995 the Partnership could reinvest or commit for reinvestment principal proceeds or other realization of the mortgages in new mortgages. Subsequently, proceeds received from prepayments or other realizations of mortgage assets have been and will continue to be distributed by the Partnership to investors through quarterly or possibly special distributions.

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


      The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and the Partnership does not presently anticipate adverse effect in the future.

   As of December 31, 1997, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1997 was approximately 14,600. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution.

      During 1997, the Partnership made special distributions consisting primarily of principal proceeds from the Rock Creek, Silver Spring, and Hampton Ridge Apartments PIM prepayments. The Partnership will make special distributions in the future as PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      During 1996, the Partnership made a special distribution consisting primarily of principal proceeds from the Water View and Tarnhill Apartments PIM prepayments.

      The Partnership made distributions to its Partners during the two years ended December 31, 1997 as follows:

                                      1997                     1996
                                Amount    Per Unit       Amount     Per Unit

 Limited Partners            $ 17,948,156     $1.20       $17,948,153  $1.20
 General Partners                 386,086                     431,074
                               18,334,242                  18,379,227

Special Distributions
 Limited Partners            $ 28,717,048     $1.92        25,426,553  $1.70

                             $ 47,051,290                 $43,805,780

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

                                              Year Ended December 31,
                                  1997           1996          1995        1994          1993

       Total revenues         $ 16,679,293  $ 16,039,711  $ 17,325,924 $ 17,333,146  $ 18,870,977

       Net income               12,188,074    11,372,365    13,270,482   13,039,155    14,465,397

       Net income allocated
        to Partners:
         Limited Partners       11,822,432    11,031,194    12,872,368   12,647,980    14,031,435
         Average per Unit              .79           .74           .86          .85           .94
         General Partners          365,642       341,171       398,114      391,175       433,962

       Total assets at
        December 31            161,358,290   195,755,977   228,653,458  232,892,400   245,176,200

       Distributions to
        Partners:
         Limited Partners       17,948,156    17,948,153    17,948,156   24,879,313    24,811,193
         Average per Unit             1.20          1.20          1.20         1.66          1.66

         General Partners          386,086       431,074       455,696      450,239       473,002

        Special Distribution
         Limited Partners       28,717,048    25,426,553          -            -             -
         Average Per Unit             1.92          1.70          -            -             -


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risks and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

   Four properties with loans underlying the Partnership's PIM investments were either sold or refinanced during 1997. A fifth PIM was converted to an insured mortgage when the participation feature was released. A sixth PIM was paid off after the borrower defaulted on its first mortgage obligations. One property that was sold had increased in value since the Partnership made its initial investment in the PIM and paid Shared Appreciation Interest based on that increase in value. The other three properties that were sold or refinanced did not increase in value sufficiently to reach the threshold necessary for the Partnership to earn Shared Appreciation Interest when they were sold or refinanced. However, the payoff transactions on two of these three properties generated enough value so that the Partnership received all accrued Additional Interest earned on property operations in prior years and full prepayment penalties equal to 9% of the principal repayment in lieu of Shared Appreciation Interest. The General Partners accepted negotiated settlements on the other two properties that were sold or refinanced because of value constraints.
   During the first quarter of 1997, the Partnership received the full $11.1 million principal repayment of the Rock Creek Springs PIM. Fannie Mae, as the guarantor of the MBS underlying the Partnership's PIM, exercised its right to retire the security when the first mortgage went into default. The Partnership made a $.75 per unit special distribution on March 21, 1997 with the proceeds from the PIM repayment.

   During the second quarter of 1997, the Partnership received a $7.2 million principal repayment of the Silver Spring PIM when the property was sold. In addition to the principal repayment, the Partnership received $41,000 of accrued Additional Interest and a $652,000 prepayment penalty. The Partnership made a $.53 per unit special distribution on May 23, 1997 with the proceeds of the PIM repayment. In addition during the quarter, The Patrician was sold, and the value of the property failed to appreciate beyond the threshold above which the Partnership would have earned Shared Appreciation Interest. In order to facilitate the sale transaction, the General Partners agreed to the assumption of the first mortgage loan by the purchaser and required a $100,000 settlement to release the participation features of the PIM and convert its investment into an insured mortgage.

   During the fourth quarter of 1997, the Partnership received a $9.1 million principal repayment of the Hampton Ridge PIM when the owner refinanced the property. In addition to the principal repayment, the Partnership received $249,000 of accrued Additional Interest and a $508,000 prepayment penalty. The value of the property had not increased beyond the base threshold above which the Partnership would earn any Shared Appreciation Interest. Consequently, the General Partners accepted the repayment of the loan in 1997 while the interest rate environment facilitated a favorable refinancing of the property and agreed to a 5% prepayment penalty. The Partnership made a $.64 per unit special distribution on November 21, 1997 with the proceeds of the PIM repayment.

   During the fourth quarter of 1997, the Partnership also received the principal repayments of the Paddock Club and Southland Station PIM's together totaling $15.2 million when those properties were sold. In addition to the principal repayments, the Partnership received a total of $380,000 of accrued Additional Interest from both properties and $565,000 of Shared Appreciation Interest on Southland Station and a $895,000 prepayment penalty on Paddock Club. The Partnership paid a $1.12 per unit special distribution in January 1998 with the proceeds of these two PIM repayments.

   During 1996 and 1997, the Partnership received significant prepayments on its PIMs. Due to this, the General Partners reviewed the Partnership's liquidity needs and determined that the regular distribution rate should be adjusted to $.84 per Unit per year (approximately $12.5 million per year and $3.14 million per quarter) commencing with the May 1998 distribution.
  The General Partners expect to periodically adjust the distribution rate as mortgage proceeds are received and subsequently distributed to the Limited Partners while also maintaining sufficient liquidity to meet the Partnership's anticipated needs. The General Partners will continue to monitor the appropriateness of this distribution rate in the future and will adjust it as necessary.

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

   Assessment of Credit Risk

   The Partnership's investments in mortgages are guaranteed or insured by FNMA, GNMA, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.
   FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

      Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1997, 1996 and 1995.


                                                            (Amounts in thousands)   1997   1996   1995

              Interest income on PIMs:
                Base interest                      $10,887      $ 12,953     $14,555
                Participation interest               3,710         1,176         677
              Interest income on MBS                 1,493         1,498       1,778
              Other interest income                    589           413         316
              Partnership expenses                  (1,574)       (1,655)     (2,073)
              Amortization of prepaid fees and
               expenses                             (2,917)       (3,013)     (1,983)

                    Net income                     $12,188       $11,372     $13,270



       Net income increased during 1997 as compared to 1996 by approximately $816,000 due primarily to prepayment penalty income and participation interest received from the Hampton Ridge, Silver Spring, Paddock Club and Southland Station Apartment PIMs. As a result of the four above mentioned repayments and the Rock Creek PIM prepayment by FNMA, base interest decreased approximately $2,066,000 or 16%. An increase in Participation Income of $2,534,000 was primarily a result of receiving shared appreciation income, accrued additional interest and prepayment penalties from the prepayment of the Silver Springs, Hampton Ridge, Southland and Paddock Club Apartment PIMs totaling $3,389,000 and $321,000 of additional interest from five of the Partnerships other PIMs. Other interest income increased in 1997 as compared to 1996 due to the short-term investment of the proceeds from the prepayments until such funds were ultimately distributed to the investors. Partnership expenses have decreased when comparing 1997 to 1996 and 1996 to 1995, due primarily to lower asset management fees.

       Net income decreased during 1996 as compared to 1995 by approximately $1,898,000 due primarily to a reduction in base interest in PIMs as a result of prepayments of the Water View and Tarnhill Apartments PIMs and interest rate reductions on the Crosscreek Apartments and Remington Place Apartments PIMs. Interest income on MBS decreased $280,000 in 1996 as compared to 1995, because principal collections reduced the outstanding principal balance of the Partnership s MBS investments. These items were offset by an increase in participation income of $499,000 which was primarily the result of receiving shared appreciation income from the prepayment of the Tarnhill Apartments PIM of $983,000, net of a decrease in shared income and minimal additional interest recorded in 1996 as compared to 1995 of $484,000. Other interest income increased in 1996 as compared to 1995 due to the short-term investment of the proceeds from the prepayments until such funds were ultimately distributed to the investors. Amortization expense increased for 1996 as compared to 1995 because the Partnership fully amortized the remaining balances of prepaid fees and expenses associated with the Water View and Tarnhill Apartments PIM.


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




                                           Position with
   Name and Age                            Krupp Plus Corporation

   Douglas Krupp (51)                      President,  Co-Chairman
   of the Board                            and Director

   George Krupp (53)                       Co-Chairman of the Board
                                           and Director
   Peter F. Donovan (44)                   Senior Vice President
   Robert A. Barrows (40)                  Vice President and Treasurer

   Douglas  Krupp and  George  Krupp are  Co-Founders of  The Berkshire
   Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare
  (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments.

   Douglas Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Douglas Krupp is Chairman of The Berkshire Group, Chairman of the Board and a Director of both Berkshire Realty Company, Inc. and Harborside Healthcare. Mr. Krupp also serves as Chairman of the Board and Trustee of both Krupp Government Income Trust and Krupp Government Income Trust II.

    George  Krupp   received  his  undergraduate   education  from   the
   University of Pennsylvania and Harvard University Extension School and holds a Master s Degree in History from Brown University.
   Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance and oversees the strategic growth plans of this mortgage banking firm which is the 12th largest in the United States based on servicing and asset management of a $4.4 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance and directed the production, underwriting and servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

   Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury, management information systems and loan closing and servicing for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

          The Partnership has no directors or executive officers.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          As of December 31, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,956,796 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

               (10.2) Prospectus for GNMA Pool No. 260865 (PL) [Exhibit 1 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.3) Subordinated Multifamily Open-End Mortgage (including Subordinated Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simmon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.4)       Participation  Agreement   dated  July   31,  1989
                            between Krupp Insured Mortgage Limited Partnership and Krupp Insured Plus-II Limited
                            Partnership[Exhibit 3 to Registrant's report on Form 8-K dated August 30, 1989
                           (File No. 0-17690)].*


               Saratoga Apartments

               (10.5) Prospectus for GNMA Pool No. 280643 (PL) [Exhibit 4 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               (10.6) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 27, 1989 between American National Bank and Trust Company of Chicago, as Trustee and Krupp Insured Mortgage Limited Partnership. [Exhibit 5 to Registrant's report on Form 8-K dated August 30, 1989
                            (File No.0-17690)].*

               (10.7) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 6 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               Valley Manor Apartments

               (10.8) Prospectus for GNMA Pool No. 272541 (PL) [Exhibit 7 to Registrant's report on Form 8-K dated August30, 1989 (File No. 0-17690)].*

               (10.9) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated June 28, 1989 between New Valley Manor Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 8 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

               Remington Place Apartments

               (10.10)      Prospectus  to GNMA  Pool No.  280644(PL) [Exhibit
                            10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.11) Subordinated Promissory Note dated September 21, 1989 between Brinkley Towers Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.12) Subordinated Multifamily Deed of Trust dated September 21, 1989 between Brinkley Towers Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.13) Workout Agreement and Subordinated Promissory Note Modification Agreement for the interest rate reduction dated December 23, 1993 by and between Berkshire Mortgage Finance Corporation, Krupp Insured Mortgage Limited Partnership and Brinkly Towers Associates Limited Partnership. [Exhibit
                            10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-17690)].*

               The Patrician

               (10.14) Supplement to Prospectus dated November 1, 1989 for FNMA Pool No MX-073008 [Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               Cross Creek Apartments
               (10.15) Prospectus for GNMA Pool No. 280650(CS) and 280651(PL) [Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.16) Subordinated Multifamily Deed of Trust dated November 30, 1989 between Cross Creek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.17) Subordinated Promissory Note dated November 30, 1989 between Cross Creek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit
                            10.27 to  Registrant's Annual Report on  Form
                            10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.18) Workout Structure/Loan and Participation Modification Dated January 29, 1994 by and between Krupp Insured Mortgage Limited Partnership, Krupp Mortgage Corporation and Cross Creek Associates [Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-17690)].*

               Wildflower Apartments

               (10.19)      Prospectus  for GNMA Pool  No. 280652(PL) [Exhibit
                            10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               (10.20) Subordinated Multifamily Deed of Trust dated December 12, 1989 (including Subordinated Promissory Note) between Lincoln Wildflower Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

               Brookside Apartments

               (10.21) Supplement to Prospectus dated November 1, 1989 for Federal National Mortgage Association Pool Number MX-073009 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               (10.22) Subordinated Multifamily Deed of Trust dated January 30, 1990 between Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               (10.23) Subordinated Promissory Note dated January 30, 1990 between Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               Bell Station Apartments

               (10.24) Supplement to Prospectus dated April 1, 1990 for Federal National Mortgage Association Pool Number MX-073011 [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*
               (10.25) Subordinated Multifamily Mortgage dated March 28, 1990 between Bell Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               (10.26) Subordinated Promissory Note dated March 28, 1990 between Bell Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

               The Enclave Apartments

               (10.27) Supplement to Prospectus dated April 1, 1990 forFederal National Mortgage Association Pool Number MX-073013 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended
                            June 30, 1990 (File No. 0-17690)].*

               (10.28) Subordinated Multifamily Open-End Mortgage dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.29) Subordinated Promissory Note dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               Creekside Apartments

               (10.30) Subordinated Promissory Note dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.31) Subordinated Multifamily Deed of Trust dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

               (10.32) Participation Agreement dated June 28, 1990 between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Salishan Apartments

               (10.33) Supplement to Prospectus dated July 1, 1990 for Federal National Mortgage Association Pool Number MX-073017 [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.34) Subordinated Promissory Note dated June 20, 1990 between Dale A. Williams and D.R. Salishan (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               (10.35) Subordinated Multifamily Deed of Trust dated June 20, 1990 between Dale A. Williams and D.R. Salishan (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender") [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Marina Shores Apartments

               (10.36) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

               Deering Place

               (10.37)      Subordinated  promissory  note  dated  February 7,
                            1991 between Deering Place on Colony Apartments, Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder"). [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               (10.38) Subordinated Multifamily Deed of Trust dated February 7, 1991 between Deering Place on Colony Apartments, Limited Partnership (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender"). [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1991 (File No. 0-17690.].*

               (10.39) Supplement to Prospectus dated November 1, 1990 for Federal National Mortgage Association Pool Number MX-073022. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended March31, 1991 (File No. 0-17690.].*

               Pope Building

               (10.40) Subordinated Promissory Note dated May 30, 1991 between Pope Building Associates Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               (10.41) Subordinated Multi-family Mortgage dated May 31, 1991 between American National Bank and Trust
                            Company of Chicago (the "Borrower") and Krupp Insured Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               (10.42) Supplement to Prospectus for Government National Mortgage Association Pool Number 280842. [Exhibit
                            19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

               * Incorporated by reference.
   (c)    Reports on Form 8-K

               During the last quarter of the year ended December 31, 1997, the Partnership did not file any reports on Form 8-K.




                                              SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February, 1998.

   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
   By:    Krupp Plus Corporation, a General
          Partner


   By:    /s/ Douglas Krupp
          Douglas Krupp, President, Co-Chairman (Principal Executive Officer) , and Director of Krupp Plus Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of February, 1998.

   Signatures                                    Title(s)

   /s/ Douglas Krupp            President, Co-Chairman (Principal Executive
       Douglas Krupp            Officer),  and Director of Krupp Plus
                                            Corporation, a General Partner


   /s/ George Krupp              Co-Chairman (Principal Executive Officer)
   George Krupp                  and  Director  of  Krupp  Plus  Corporation,  a
                                 General Partner


   /s/ Peter F. Donovan           Senior Vice President of Krupp Plus
   Peter F. Donovan               Corporation, a General Partner



   /s/ Robert A. Barrows          Vice President and Treasurer of Krupp Plus
    Robert A. Barrows             Corporation, a General Partner

                                        APPENDIX A

                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP










                             FINANCIAL STATEMENTS AND SCHEDULE
                                    ITEM 8 of FORM 10-K

                  ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                           For the Year Ended December 31, 1997

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



   Report of Independent Accountants                                  F-3

   Balance Sheets at December 31, 1997 and 1996                       F-4

   Statements of Income for the Years Ended December 31, 1997,
   1996 and 1995                                                      F-5

   Statements of Changes in Partners' Equity for the Years Ended
   December 31, 1997, 1996 and 1995                                   F-6

   Statements of Cash Flows for the Years Ended December 31, 1997,
   1996 and 1995                                                      F-7
   Notes to Financial Statements                                   F-8 - F-15

   Schedule IV - Mortgage Loans on Real Estate                    F-16 - F-18


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

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, these financial statements referred to above present fairly, in all material respects, these financial position of Krupp Insured Mortgage Limited Partnership as of December 31, 1997 and 1996,and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                 COOPERS & LYBRAND L.L.P.




   Boston, Massachusetts
   February 2, 1998


                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                      BALANCE SHEETS
                                December 31, 1997 and 1996


                                          ASSETS

                                                            1997                1996

   Participating Insured Mortgages ("PIMs")
    (Notes B, C and H)                                      $113,051,723   $164,942,921
   Mortgage-Backed Securities ("MBS")
    (Notes B, D and H)                                        23,700,858     17,358,307

            Total mortgage investments                       136,752,581    182,301,228

   Cash and cash equivalents (Notes B and H)                  20,480,666      6,057,077
   Interest receivable and other assets                          936,883      1,292,834
   Prepaid acquisition fees and expenses, net of accumulated amortization of $6,944,814 and
    $8,125,626, respectively (Note B)                          2,393,273      4,544,255
   Prepaid participation servicing fees, net of
    accumulated amortization of $2,293,034 and
    $2,629,028, respectively (Note B)                            794,887      1,560,583

            Total assets                                    $161,358,290   $195,755,977

                             LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                              $    120,966   $     18,973

   Partners' equity (deficit) (Notes A and E):

     Limited Partners                                        160,722,004    195,564,776
      (14,956,896 Limited Partner interests outstanding)
     General Partners                                           (274,985)
   (254,541)

     Unrealized gain on MBS (Note B)                             790,305        426,769

            Total Partners' equity                           161,237,324    195,737,004

            Total liabilities and Partners' equity          $161,358,290   $195,755,977




                          The accompanying notes are an integral
                          part of the financial statements.

                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                   STATEMENTS OF INCOME
                   For the Years Ended December 31, 1997, 1996 and 1995


                                                         1997            1996     1995
   Revenues (Note B):
    Interest income - PIMs (Note C):
     Base interest                                     $10,887,208  $12,952,992 $14,554,706
     Participation interest                              3,709,622    1,176,169     677,349
    Interest income - MBS (Note D)                       1,493,309    1,497,760   1,778,121
    Other interest income                                  589,154      412,790     315,748


       Total revenues                                   16,679,293   16,039,711  17,325,924

   Expenses:
    Asset management fee to an
     affiliate (Note F)                                  1,129,880    1,311,377   1,595,037 Expense reimbursements to affiliates
     (Note F)           164,813                            156,784      230,648
    Amortization of prepaid fees and expenses
    (Note B)          2,916,678                          3,013,133    1,983,112
    General and administrative                             279,848      186,052     246,645

       Total expenses                                    4,491,219    4,667,346   4,055,442

   Net income (Note G)                                 $12,188,074  $11,372,365 $13,270,482

   Allocation of net income (Note E):

    Limited Partners                                   $11,822,432  $11,031,194 $12,872,368

    Average net income per Limited Partner
     interests      $       .79                        $       .74  $       .86 (14,956,896 Limited Partner interests
     outstanding)

    General Partners                                   $   365,642  $   341,171 $   398,114


                            The accompanying notes are an integral
                              part of the financial statements.

                             KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                        For the Years Ended December 31, 1997, 1996 and 1995


                                                                                   Total
                                           Limited      General     Unrealized     Partners'
                                           Partners     Partners       Gains        Equity

          Balance at December 31, 1994  $232,984,076    $(107,056)   $   -      $232,877,020

          Net income                      12,872,368      398,114        -        13,270,482

          Distributions                  (17,948,156)    (455,696)       -       (18,403,852)

          Unrealized gain on MBS               -             -         895,050       895,050

          Balance at December 31, 1995   227,908,288     (164,638)     895,050   228,638,700
          Net income                      11,031,194      341,171        -        11,372,365

          Quarterly distributions        (17,948,153)    (431,074)       -       (18,379,227)

          Special Distributions          (25,426,553)        -           -       (25,426,553)

          Change in unrealized
            gain on MBS                        -             -        (468,281)     (468,281)

          Balance at December 31, 1996   195,564,776     (254,541)     426,769   195,737,004

          Net income                      11,822,432      365,642        -        12,188,074

          Quarterly distributions        (17,948,156)    (386,086)       -       (18,334,242)

          Special Distributions          (28,717,048)        -           -       (28,717,048)
          Change in unrealized
            gain on MBS                        -             -         363,536       363,536

          Balance at December 31, 1997  $ 160,722,004   $(274,985)  $  790,305  $161,237,324




                                 The accompanying notes are an integral
                                   part of the financial statements.

                            KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31, 1997, 1996 and 1995


                                                       1997             1996          1995
     Operating activities:
       Net income                                   $12,188,074    $11,372,365 $13,270,482
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Amortization of prepaid expenses and
          fees                                        2,916,678      3,013,133   1,983,112
         Shared appreciation income and prepayment
           penalities                                (2,620,113)      (982,845)       -
         Changes in assets and liabilities:
           Decrease in interest receivable
             and other assets                           355,951        820,544     164,254
           Increase (decrease) in liabilities           101,993          4,215        (622)
             Net cash provided by operating
              activities                             12,942,583     14,227,412  15,417,226

     Investing activities:
       Principal collections on PIMs including
         shared appreciation income and prepayment
         penalities of $2,620,113 in 1997 and
         $982,845 in 1996, respectively              46,486,602     26,365,229   1,328,482
       Principal collections on MBS                   2,045,694      3,299,457   2,564,249

             Net cash provided by investing
              activities                             48,532,296     29,664,686   3,892,731

     Financing activities:
       Quarterly distributions                      (18,334,242)   (18,379,227)(18,403,852)
       Special distributions                        (28,717,048)   (25,426,553)       -

             Net cash used for financing
              activities                            (47,051,290)   (43,805,780)(18,403,852)

     Net increase in cash and cash equivalents       14,423,589         86,318     906,105
     Cash and cash equivalents, beginning of year     6,057,077      5,970,759   5,064,654

     Cash and cash equivalents, end of year         $20,480,666    $ 6,057,077 $ 5,970,759

     Supplemental disclosure of non-cash investing
       activities:
     Reclassification of investment in PIM to
        a MBS                                       $ 8,024,709    $     -        $   -


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

   B.     Significant Accounting Policies

          The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G):

                 MBS

                 The  Partnership, in  accordance  with  Financial  Accounting
                 Standards Board s Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity
                 Securities" ( FAS 115 ), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

                 PIMs

                 The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ( GNMA ) or Federal National Mortgage Association ( FNMA ) MBS at amortized cost.

                 The Federal Housing Administration PIMs are carried at amortized cost unless the General Partners of the Partnership believe there is an impairment in value, in which case a valuation allowance would be established in accordance with

                 Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

                 Basic interest on PIMs is recognized based on the stated rate of the Federal Housing Administration ("FHA") mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA or FNMA MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership.


                                    Continued

   B.     Significant Accounting Policies, continued

                 Cash and Cash Equivalents

                 The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

                 Prepaid Fees and Expenses

                 Prepaid fees and expenses represent prepaid acquisition fees, expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated repayment of the underlying mortgage. Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations.

                 The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") loan or GNMA loan and at closing if a FNMA loan.

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

   C.     PIMs

          The Partnership has investments in 14 PIMs. The Partnership's PIMs consist of (a) a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD's FHA lending program (collectively the "insured mortgages"),and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


            C.PIMs, continued

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

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

     The Partnership did not receive any prepayment penalty or participation income from this PIM. The Borrower of the Rock Creek Springs PIM defaulted on its debt service obligation during the third quarter of 1996. FNMA, the guarantor of the MBS portion of the PIM, was unable to negotiate a workout plan with the borrower and exercised its option to repay the MBS in February 1997 and pursue a foreclosure. On March 21, 1997, the Partnership made a special distribution of $.75 per Limited Partner interest with the proceeds from the Rock Creek payoff.





                                    Continued

   C.     PIMs, continued

          On April 25, 1997, the Partnership received a prepayment of the Silver Springs PIM. The Partnership received the outstanding principal balance of $7,249,479 plus outstanding interest on April 25, 1997, while on March 31,1997,the Partnership had received a prepayment penalty of
  $652,453 and Minimum Additional and Shared Income Interest of $41,173. On May 23,1997 the Partnership made a special distribution of $.53 per unit to the Limited Partners from the proceeds of the Silver Springs PIM prepayment.

      During the second quarter of 1997, the Partnership received a $100,000 payment for all additional interest earned on the Patrician
   Apartments PIM through the date of discharge.   The Partnership  then
   converted the investment in the PIM to a multi-family insured mortgage.

    On October 27, 1997, the Partnership received a prepayment of the Hampton Ridge Apartments PIM. The Partnership received the outstanding principal balance of $9,067,437 plus outstanding interest. The Partnership received a prepayment penalty of
    approximately  $508,000  in addition  to  participation   income  of
    approximately $249,000. On November 21, 1997, the Partnership made a special distribution of $.64 per unit to the Limited Partners from the proceeds of the Hampton Ridge PIM prepayment.

    During December, 1997, the Partnership received prepayments of the Southland Station Apartments and Paddock Club Apartments PIMs, respectively. The Partnership received the outstanding principal balances of $5,254,302 and $9,942,697 on the Southland Apartments and Paddock Club Apartments PIMs, respectively. The Partnership received shared appreciation and prepayment penalties of $565,195 and $894,843 from the prepayment of the Southland Apartments and Paddock Club Apartments PIMs, respectively. In addition, the Partnership received participation income of $83,441 and $296,799 from the Southland and Paddock Club Apartment PIMs, respectively. The Partnership made a special distribution of $1.12 per Limited Partner interest with the proceeds from the outstanding principal proceeds and the prepayment penalties during January 1998.

   On February 16, 1996,  the Partnership received a prepayment  of the
   Water View Apartments PIM. The Partnership received the outstanding principal balance of $16,651,149 plus outstanding interest. The Partnership did not receive any prepayment penalty or participation income from this PIM. During1995, the operating performance of Water View Apartments declined due to insufficient levels of occupancy and higher maintenance and repair expenses due to vandalism. As a result, the borrower went into default on the underlying loan. Normally, a loan like this would eventually be recovered through an insurance claim process.
   However, the Partnership was able to                          receive   its
   insured proceeds on this loan earlier than anticipated due toBear Stearn s assumption of the underlying insured mortgage.

          On February 29, 1996, the Partnership received a prepayment of the Tarnhill PIM. The Partnership received the outstanding principal balance of $7,483,000, Shared Appreciation Interest of $982,845 and Minimum Additional and Shared Income Interest of $223,728.

    During August 1996, the Partnership made a special distribution of $1.70 per unit to the Limited Partners from the proceeds of the
    Water View Apartments and Tarnhill PIM prepayments.


                                    Continued

   C.     PIMs, continued

      The Partnership's PIMs consisted of the following at December 31, 1997 and 1996:


       Issuer    Aggregate              Permanent     Maturity
                  Original    Number     Interest        Date             Investment Basis
                  Principal   of PIMS    Rate Range    Range              at December 31,

                                                                        1997           1996
       GNMA     $ 71,545,542     8     6.75%-8%     2024 to 2032  $ 67,900,036   $ 83,779,526
                      (a)       (b)

       FNMA       38,968,543     5         7.5%     1999 to 2001    37,000,564     72,971,368
                                (c)
       FHA         8,354,500     1        8.305%        2031         8,151,123      8,192,027


                $118,868,585    14                                $113,051,723   $164,942,921


                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


   (a) Includes three PIMs - Richmond Park, Saratoga, and Marina Shores - in which the Partnership holds 38%, 50% and 29% of the total PIM, respectively. The remaining portion is held by an affiliate of the Partnership.

   (b)    The Partnership had  ten GNMA PIMs  as of December 31,  1996. During
          December    1997,   the  Partnership  received  repayments   of  the
          Southland Station and Paddock Club Apartments PIMs.

   (c) The Partnership had nine FNMA PIMs as of December 31, 1996. During 1997 the Partnership received repayments of the Rock Creek, Silver Springs, and Hampton Ridge Apartments PIMs while the Patrican Apartments PIM was converted to a multi-family insured mortgage.

   The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 10 states. The apartment complexes range in size from 92 to 736 units.

            D.  MBS

      At December 31, 1997, the Partnership's MBS portfolio has an amortized cost of $22,910,553 and gross unrealized gains of $790,305. At December 31, 1996, the Partnership's MBS portfolio has an amortized cost of $16,931,538 and gross unrealized gains and losses of $566,669 and $139,900, respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.

   E. Partners' Equity

      Profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


            E.Partners' Equity, continued

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

   As of December 31, 1997, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                  Corporate
                                                   Limited   General     Unrealized
                                   Unitholders    Partners   Partners       Gain        Total

            Capital
              contributions        $298,678,321   $ 2,000   $     3,000   $   -     $298,683,321

            Syndication costs       (20,431,915)      -          -            -      (20,431,915)

            Quarterly
              Distributions        (188,160,891)   (1,372)   (4,137,144)      -     (192,299,407)

            Special
              Distributions         (54,143,239)     (362)        -           -      (54,143,601)

            Net income              124,778,588       874     3,859,159       -      128,638,621

            Unrealized
              gain on MBS                -            -          -          790,305      790,305

            Balance,
              December 31, 1997    $160,720,864   $ 1,140   $  (274,985)  $ 790,305 $161,237,324




   F.            Related Party Transactions

                 Under the terms of the Partnership Agreement, the General Partners or their affiliates receive an Asset Management Fee equal to .75% per annum of the value of the Partnership's invested assets payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership's Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital. Total fees payable to  the General  Partners  as asset  management  or  incentive
          F-17 management fees shall not exceed 9.05% of distributable cash flow over the life of the Partnership.

                 Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership and the preparation and mailing of financial reports, tax information and other communications to investors.



                                               Continued

            G.   Federal Income Taxes

   The reconciliation of the net income reported in the accompanying statement of income with the income reported in the Partnership's 1997 federal income tax return is as follows:

        Net income per statement of income                   $12,188,074

        Book to tax difference for timing of PIM
         income                                                   57,797
        Participation income recognized for tax
         purposes previously recorded for book                   598,262
         Book to tax difference for amortization of
         prepaid expenses and fees                               (52,681)

        Net income for federal income tax purposes           $12,791,452

    The allocation of  the 1997 net income for federal income tax purposes is as follows:
                                                          Portfolio
                                                           Income

                     Unitholders                          $12,486,228
                     Corporate Limited Partner                     83
                     General Partners                         305,141

                                                          $12,791,452

         For the years ended December 31, 1997, 1996 and 1995 the average per unit income to the Unitholders for federal income tax purposes was $.83, $.76 and $.93 respectively.

         The basis of the Partnership s assets for financial reporting purposes is less than its tax basis by approximately $3,547,000 and $3,289,000 at December 31, 1997 and 1996,
         respectively. The basis of the Partnership s liabilities for financial reporting purposes are the same for its tax basis at December 31, 1997 and 1996, respectively.

   H.         Fair Value Disclosure of Financial InstrumentsF-18


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

              PIMs

          There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership s estimated fair value arising from appreciation of the properties,because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains of approximately $2,596,000 at December 31, 1997, and gross unrealized gains and losses of approximately $1,506,000 and $372,000, respectively, at December 31, 1996.

          At December 31, 1997 and 1996, the estimated fair values of the Partnership's financial instruments are as follows:

                                                             (Amounts in thousands)
                                                              1997            1996

         Cash and cash equivalents                          $ 20,481        $  6,057

                 MBS                                          23,701          17,358

                 PIMs                                        115,648         166,077

                                                            $159,830        $189,492

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


                       KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                      SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE



                                                Normal                                   Carrying
                                                Monthly       Original                  Amount at
                              Interest Maturity Payment       Face         Current Face  12/31/97
        PIMs (a)              Rate (b) Date    (1)(m)(n)      Amount       Amount            (r)

        GNMA

        Cross Creek Apts.
        Richmond, VA           7.75%
                                (o)     4/15/31 $ 68,900   $  9,647,610 $  9,453,618  $  9,453,618

        Marina Shores Apts.
        Virginia Beach, VA     8.00%
                             (c)(h)(i)  5/15/32   43,100      6,200,300    6,073,600     6,073,600
        Pope Building Apts.
        Chicago, IL            8.00%
                             (c)(f)(g)  6/15/26   23,800      3,349,600    3,208,509     3,208,509

        Remington Place
         Apts.
        Fort Washington, MD    7.00%
                              (d)(f)
                              (g)(p)   10/15/24   89,000     13,200,000   12,367,174    12,367,174
        Richmond Park Apts.
        Richmond Heights,
        OH                     7.50%
                             (c)(f)(g)  8/15/24   67,400     10,000,000    9,351,518     9,351,518

        Saratoga Apts.
        Rolling Meadow, IL    7.875%
                             (c)(f)(g)  8/15/24   47,300      6,750,000    6,343,841     6,343,841
        Valley Manor Apts.
        Dover Township, PA     8.00%
                             (c)(h)(i)  7/15/24   34,000      4,798,032    4,514,466     4,514,466

        Wildflower Apts.
        Las Vegas, NV          7.75%
                              (c)(j)    1/15/25  122,000     17,600,000   16,587,310    16,587,310
                                                             71,545,542   67,900,036    67,900,036

        FNMA


        Bell Station Apts.
        Montgomery, AL         7.50%              35,700
                             (c)(h)(i)  4/1/00      (q)       5,300,000    5,022,472     5,022,472

       Brookside Apts.
        Carmichael, CA         7.50%              33,000
                             (c)(f)(g)  2/1/00      (q)       4,900,000    4,635,846     4,635,846

        Deering Place Apts.
        Charlotte, NC          7.50%              25,800
                             (e)(h)(i)  3/1/01      (q)       3,825,000    3,655,805     3,655,805
        Salishan Apts.
        Sacramento, CA         7.50%             106,000
                             (c)(f)(g)  7/1/00      (q)      15,743,543   14,961,154    14,961,154


        The Enclave Apts.      7.50%              62,000
                             (c)(f)(i)  5/1/00      (q)       9,200,000    8,725,287     8,725,287

                                                             38,968,543   37,000,564    37,000,564
        FHA

        Creekside Apts.
        Portland, OR          8.305%
                             (c)(f)(g)  11/1/31   61,600      8,354,500    8,151,123     8,151,123

                Total                                      $118,868,585 $113,051,723  $113,051,723


                                       Continued

                       KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

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

                                    Continued

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

         NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE, Continued
                                    __________
   (n) The normal monthly payment consisting of principal and interest for a FNMA PIM is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at the end of year ten.

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

   (q) The approximate principal balance due at maturity for each PIM, respectively, is as follows:


                                 PIM                    Amount

                          Bell Station Apartments     $ 4,897,000
                          Brookside Apartments        $ 4,527,000
                          Deering Place Apartments    $ 3,534,000
                          Salishan Apartments         $14,546,000
                          The Enclave Apartments      $ 8,500,000

   (r) The aggregate cost of PIMs for federal income tax purposes is $113,051,723.

   A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1997 is as follows:
                                         1997           1996           1995

Balance at beginning of period      $164,942,921    $190,325,305  $191,653,787

Deductions during period:
Reclassification                      (8,024,709)        -              -
Prepayments and
principal collections                (43,866,489)   (25,382,384)    (1,328,482)

Balance at end of period            $113,051,723    $164,942,921  $190,325,305