Form 10-Q
period 1998-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1998-05-01
CIK 832095

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549


                                             FORM 10-Q

            (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    March 31, 1998

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

                                             BALANCE SHEETS


                                                 ASSETS

                                                           March 31,      December 31,
                                                       1998                   1997

            Participating Insured Mortgages ("PIMs")
             (Note 2)                                    $112,791,572     $113,051,723
            Mortgage-Backed Securities ("MBS")(Note 3)     22,545,784       23,700,858

              Total mortgage investments                  135,337,356      136,752,581

            Cash and cash equivalents                       2,703,688       20,480,666
            Interest receivable and other assets              893,764          936,883
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $7,184,449 and
             $6,944,814, respectively                       2,153,638        2,393,273
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,369,542 and
             $2,293,034, respectively                         718,379          794,887

              Total assets                               $141,806,825     $161,358,290

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                  $     24,988     $    120,966

            Partners' equity (deficit):
              Limited Partners                            141,482,650      160,722,004
               (14,956,896 Limited Partner interests
               outstanding)
              General Partners                               (303,735)        (274,985)
              Unrealized gain on MBS                          602,922          790,305

              Total Partners' equity                      141,781,837      161,237,324

              Total liabilities and partners' equity     $141,806,825     $161,358,290


                                The accompanying notes are an integral
                                   part of the financial statements.



                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                                           For the Three Months
                                                               Ended March 31,

                                                           1998              1997

            Revenues:
              Interest income - PIMs:
               Base interest                            $2,174,277        $3,003,906
               Participation interest                       31,364           743,634
              Interest income - MBS                        437,913           340,376
              Other interest income                         62,129           125,585

                   Total revenues                        2,705,683         4,213,501

            Expenses:
              Asset management fee to an affiliate         215,203           284,360
              Expense reimbursements to affiliates          43,236            35,105
              Amortization of prepaid fees and
               expenses                                    316,143           827,672
              General and administrative expenses           69,971           107,926

                   Total expenses                          644,553         1,255,063

            Net income                                  $2,061,130        $2,958,438

            Allocation of net income (Note 4):

              Limited Partners                          $1,999,296        $2,869,685

              Average net income per Limited Partner
               interest (14,956,896 Limited Partner
               interests outstanding)                  $       .13        $      .19

              General Partners                          $   61,834        $   88,753






                                The accompanying notes are an integral
                                   part of the financial statements.


                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                           For the Three Months
                                                                             Ended March 31,

                                                                           1998          1997
     Operating activities:
       Net income                                       $ 2,061,130    $ 2,958,438
       Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization of prepaid fees and expenses           316,143        827,672
        Shared appreciation income                             -          (652,453)
        Changes in assets and liabilities:
          Decrease in interest receivable and other assets   43,119         92,888
          Decrease in liabilities                           (95,978)       (13,310)

          Net cash provided by operating activities       2,324,414      3,213,235

     Investing activities:
       Principal collections on PIMs including shared
        appreciation income of $652,453 in 1997             260,151     12,116,911
       Principal collections on MBS                         967,691        425,680

           Net cash provided by investing activities      1,227,842     12,542,591

     Financing activities:
       Quarterly distributions                           (4,577,623)    (4,589,169)
       Special distributions                            (16,751,611)   (11,217,597)

               Net cash used for financing activities   (21,329,234)   (15,806,766)

     Net decrease in cash and cash equivalents          (17,776,978)       (50,940)

     Cash and cash equivalents, beginning of period      20,480,666      6,057,077

     Cash and cash equivalents, end of period           $ 2,703,688    $ 6,006,137


                                The accompanying notes are an integral
                                   part of the financial statements.






    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

    NOTES TO FINANCIAL STATEMENTS


 1.   Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners,Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make this information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.   PIMs

At March 31, 1998, the Partnership=s PIM portfolio has a fair value of $115,381,511 and gross unrealized gains of $2,589,939. The Partnerships PIMs have maturities ranging from 1999 to 2032. At March 31,1998 there are no insured mortgage loans within the Trust s portfolio that are delinquent of principal or interest.

During January 1998, the Partnership made a $1.12 per unit special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997.

3.   MBS

As of March 31,1998,the Partnerships MBS portfolio has an amortized cost of $21,942,862 and gross unrealized gains and losses of $610,887 and $7,965 respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.

  KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, continued


  4.   Changes in Partners' Equity

 A summary of changes in Partners' Equity for the three months ended March 31, 1998 is as follows:

                                                                 Total
                             Limited     General    Unrealized   Partners'
                             Partners    Partners      Gain       Equity

Balance at December 31, 1997$160,722,004 $(274,985)   $ 790,305  $161,237,324

Net income                     1,999,296    61,834         -        2,061,130

Quarterly distributions       (4,487,039)  (90,584)        -       (4,577,623)

Special distributions        (16,751,611)      -           -      (16,751,611)

Decrease in unrealized gain
on MBS                            -            -       (187,383)     (187,383)

 Balance at March 31, 1998  $141,482,650 $(303,735)   $ 602,922  $141,781,837

Item 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND
         RESULTS OF OPERATIONS

Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Managements expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The most significant demand on the Partnership's liquidity are quarterly distributions paid to investors. Effective with the May 1998 distribution the quarterly distribution will be $.21 per unit or approximately
$3.14 million per quarter. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease.

As a result of this decrease, the total cash inflows to the Partnership will also decrease,which will result in periodic adjustments to the distributions paid to investors.

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

The first mortgage loan underlying the PIM on Remington Place Apartments went into default in November 1997. However, the Partnership will continue to receive its full principal and interest payments until the default is worked out because GNMA has guaranteed those payments to the Partnership. The borrower and the first mortgage lender are attempting to obtain through HUD a modification to the mortgage that will change substantially the terms of the borrower s mortgage obligations. If they are successful,the Partnership will receive a prepayment of the outstanding principal balance due on the PIM but will not receive any participation interest.

The borrower on the Deering Place PIM has informed the Partnership that there is a possibility that the property could be refinanced during 1998. If such a transaction takes place, the Partnership would receive any Additional Interest that would be due as well as a prepayment of the outstanding principal balance due on the PIM.

During January 1998, the Partnership made a $1.12 per unit special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997.

The General Partners estimate that the Partnership can maintain the quarterly distribution rate of $.21 per limited partner interest for the near future. However,in the event of further PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

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

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Operations

The following discussion relates to the operations of the Partnership during the three months ended March 31, 1998 and 1997.

Net income decreased approximately $897,000 for the first three months ended March 31,1998 as compared to the same period in 1997, due primarily to lower interest income on PIMs and other interest income, which was somewhat offset by lower amortization and general and administrative expenses. PIM interest income was lower primarily due to the prepayments of the Rock Creek Silver Springs, Hampton Ridge, Southland Station and
Paddock Club PIM s during 1997. The Partnership had recognized approximately $729,000 of participation income in connection with the Silver Springs and
Hampton  Ridge PIM s during  the  first  quarter  of  1997.   A  decrease  in
PIM interest income and a corresponding increase in MBS interest income was caused by the Patrician PIM converting to a non-participating insured mortgage during the second quarter of 1997.
Other interest income also decreased due to the Partnership having lower average short-term investment balances during the first quarter of 1998 when compared to the corresponding period in 1997. Amortization expense decreased approximately $512,000 as a result of fully amortizing the costs associated with the PIM s that were prepaid in 1997. The general and administrative expense decrease was primarily due to lower transfer agent costs of approximately $29,000 for the three months ended March 31, 1998 as compared to the same period in 1997.

Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                      PART II - OTHER INFORMATION


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




            DATE:  April 23, 1998.