Form 10-Q
period 1998-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1998-08-12
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the quarterly period ended    June 30, 1998

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
 OF 1934

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                          June 30,           December 31,
                                                                           1998                  1997

Participating Insured Mortgages ("PIMs")
 (Note 2)                                                                 $112,526,119           $113,051,723
Mortgage-Backed Securities ("MBS") (Note 3)                                 21,302,865             23,700,858
                                                                          ------------           ------------

   Total mortgage investments                                              133,828,984            136,752,581

Cash and cash equivalents                                                    3,556,029             20,480,666
Interest receivable and other assets                                           895,032                936,883
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $7,424,085 and
 $ 6,944,814, respectively                                                   1,914,002              2,393,273
Prepaid participation servicing fees, net of
 accumulated amortization of $2,446,050 and
 $2,293,034, respectively                                                      641,871                794,887
                                                                     -----------------      -----------------

   Total assets                                                           $140,835,918           $161,358,290
                                                                          ============           ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                               $     16,324           $    120,966
                                                                           -----------            -----------

Partners' equity (deficit):

  Limited Partners                                                         140,438,404            160,722,004
   (14,956,856  Limited Partner interests
    outstanding)
  General Partners                                                            (310,208)              (274,985)
  Unrealized gain on MBS                                                       691,398                790,305
                                                                          ------------           ------------

  Total Partners' equity                                                   140,819,594            161,237,324
                                                                          ------------           ------------

   Total liabilities and Partners' equity                                 $140,835,918           $161,358,290
                                                                          ============           ============


                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME


                                              For the Three Months                     For the Six Months
                                                   Ended June 30,                         Ended June 30,

                                              1998                 1997              1998              1997
                                          --------          ---------              -------           ------
Revenues:
   Interest income - PIMs:

      Base interest                          $2,173,157        $2,780,278       $4,347,434         $5,784,184
      Participation interest                     38,392           299,050           69,756          1,042,684
   Interest income - MBS                        409,975           330,317          847,888            670,693
   Other interest income                        118,553           100,270          180,682            225,855
                                              ---------     -------------        ---------         ----------

            Total revenues                    2,740,077         3,509,915        5,445,760          7,723,416
                                              ---------         ---------        ---------         ----------

Expenses:
   Asset management fee to
    an affiliate                                224,286           281,221          439,489            565,581
   Expense reimbursements to
    affiliates                                  (34,465)           43,236            8,771             78,341
   Amortization of prepaid
      fees and expenses                         316,144           603,375          632,287          1,431,047
   General and administrative
      expenses                                   72,585            71,105          142,556            179,031
                                              ---------     -------------        ---------     --------------

            Total expenses                      578,550           998,937        1,223,103          2,254,000
                                              ---------     -------------        ---------     --------------

Net income                                   $2,161,527        $2,510,978       $4,222,657         $5,469,416
                                             ==========        ==========       ==========         ==========

Allocation of net income (Note 4):

   Limited Partners                          $2,096,681        $2,435,649       $4,095,977         $5,305,334
                                             ==========        ==========       ==========         ==========

   Average net income per
      Limited Partner interest
      (14,956,856 Limited
       Partner interests
       outstanding)                          $      .14        $      .16      $      .27          $      .35
                                             ==========        ==========       ==========         ==========

   General Partners                          $   64,846        $   75,329       $  126,680         $  164,082
                                             ==========        ==========       ==========         ==========



                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                       For the Six Months
                                                                                         Ended June 30,

                                                                                         1998        1997
Operating activities:
   Net income                                                                 $4,222,657            $5,469,416
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                                  632,287             1,431,047
      Shared appreciation income                                                    -                 (652,453)
      Changes in assets and liabilities:
         Decrease in interest receivable and
          other assets                                                            41,851               202,659
         Decrease in liabilities                                                (104,642)               (4,259)
                                                                         ---------------        --------------

            Net cash provided by operating activities                          4,792,153             6,446,410
                                                                         ---------------        --------------

Investing activities:
   Principal collections on PIMs including shared
    appreciation income of $652,453 in 1997                                      525,604            19,672,995
   Principal collections on MBS                                                2,299,086             1,001,549
                                                                        ----------------      ----------------

            Net cash provided by investing activities                          2,824,690            20,674,544
                                                                        ----------------      ----------------

Financing activities:
   Quarterly distributions                                                    (7,789,869)           (9,170,218)
   Special distributions                                                     (16,751,611)          (19,144,699)
                                                                             -----------           -----------

            Net cash used for financing activities                           (24,541,480)          (28,314,917)
                                                                             -----------           -----------

Net decrease in cash and cash equivalents                                    (16,924,637)           (1,193,963)

Cash and cash equivalents, beginning of period                                20,480,666             6,057,077
                                                                        ----------------       ---------------

Cash and cash equivalents, end of period                                     $ 3,556,029           $ 4,863,114
                                                                             ===========           ===========



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

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

       The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.     PIMs

       At June 30, 1998, the Partnership=s PIM portfolio has a fair value of $115,109,901 and gross unrealized gains of $2,583,782. The Partnership=s PIMs have maturities ranging from 1999 to 2032. At June 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent of principal or interest.

       During January 1998, the Partnership made a $1.12 per Unit special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997.

3.     MBS

       As of June 30, 1998, the Partnership=s MBS portfolio has an amortized cost of $20,611,467 and gross unrealized gains of $691,398. The MBS portfolio has maturity dates ranging from 1999 to 2024.

       In June 1997, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FASB 130 had no material effect on the Partnership's financial position or results of operations.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the six months ended June 30, 1998 is as follows:

                                                                                                       Total
                                           Limited               General            Unrealized         Partners'
                                           Partners             Partners               Gain             Equity

Balance at December 31, 1997                $160,722,004           $(274,985)         $ 790,305         $161,237,324

Net income                                     4,095,977             126,680               -               4,222,657

Quarterly distributions                       (7,627,966)           (161,903)              -              (7,789,869)

Special distributions                        (16,751,611)              -                   -             (16,751,611)

Decrease in unrealized gain
 on MBS                                           -                     -               (98,907)             (98,907)
                                            ------------           ---------      -------------    -----------------

Balance at June 30, 1998                    $140,438,404          $ (310,208)         $ 691,398         $140,819,594
                                             ===========         ===========          =========         ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management=s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

     The most significant demand on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately of $3.14 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

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

     During the second quarter of 1998 the borrower on the Deering Place Apartments PIM informed the Partnership of the potential payoff during the third quarter of 1998. The borrower on the Cross Creek Apartment PIM has also informed the Partnership of the possibility that the property could be sold or refinanced during the second half of 1998. If one or both transactions take place, the Partnership would receive any Additional Interest that would be due as well as a prepayment of the outstanding principal balance due on each of the PIMs.

     The first mortgage loan underlying the PIM on Remington Place Apartments went into default in November 1997. However, the Partnership will continue to receive its full principal and interest payments until the default is worked out because GNMA has guaranteed those payments to the Partnership. The borrower and the first mortgage lender are working with HUD to structure a modification to the mortgage that will substantially change the terms of the mortgage. If they are successful, the Partnership will receive a prepayment of the outstanding principal balance due on the PIM but will not receive any participation interest.

     During January 1998, the Partnership made a $1.12 per Unit special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997.

     The General Partners estimate that the Partnership can maintain the quarterly distribution rate of $.21 per limited partner interest for the near future. However, in the event of further PIM prepayments the Partnership would be required to distribute proceeds from such prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

     The participation features of the PIMs are neither insured nor guaranteed and if repayment of a PIM results from an insurance claim, the Partnership will not receive any participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

     The Partnership's investments in mortgages are guaranteed or insured by the Fannie Mae, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

     Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S.
Government.

Operations

     The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1998 and 1997.

     Net income decreased for the three months ended June 30, 1998 as compared to the same period of 1997 by approximately $349,000. This decrease was primarily due to lower base interest of $607,000, and lower participation interest of $261,000. Offsetting these decreases were higher interest income on MBS of approximately $80,000, due to the Patrician PIM converting to a non-participating insured mortgage during the fourth quarter of 1997, lower amortization expenses of $287,000 and lower expense reimbursements to affiliates of $78,000. The decrease in base interest was the result of the Silver Springs, Hampton Ridge, Paddock Club and Southland Apartment PIMs payoffs which occurred in 1997. Participation interest declined approximately $261,000 due to the Partnership realizing participation interest solely from the Cross Creek Apartment PIM in the amount of $38,392 during the second quarter of 1998 versus approximately $299,000 from six PIMs during the same period of 1997. Three of the six PIMs that paid participation interest during the second quarter of 1997 were prepaid later in the year.

     Net income decreased approximately $1,247,000 for the six months ended June 30, 1998 as compared to the same period in 1997, due primarily to lower base interest and participation income of approximately $1,437,000 and $973,000, respectively. This was offset by higher interest income on MBS of approximately $177,000 and lower amortization expense, asset management fees and expense reimbursements of approximately $799,000, $127,000 and $69,000, respectively. Base interest on PIMs was lower primarily due to the prepayments of the Rock Creek, Silver Springs, Hampton Ridge, Southland Station and Paddock Club PIM's during 1997 and by the Patrician PIM converting to a non-participating insured mortgage during the fourth quarter of 1997. Participation income was mainly lower due to the Partnership having recognized approximately $860,000 of the approximate $1,042,000 in participation income reported during the first half of 1997 in connection with the Silver Springs and Hampton Ridge PIM's. During the first six months of 1998, the Partnership received $70,000 from two of its PIMs:
Pope Building and Cross Creek. The increase in MBS interest income was due to the Patrician PIM being converted to a non-participating insured mortgage during the fourth quarter of 1997. The decrease in amortization expense was a result of the Partnership fully amortizing the costs associated with the PIM's that were prepaid in 1997. The general and administrative expense decrease was primarily due to lower transfer agent costs of approximately $38,000 for the six months ended June 30, 1998 as compared to the same period in 1997.

     Interest income on PIMs and MBS will likely decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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




DATE: August 5, 1998