Form 10-Q
period 1998-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1998-11-12
CIK 832095

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998

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

                                                   BALANCE SHEETS


                                                       ASSETS
CAPTION>

                                                 September 30,    December 31,
                                                      1998             1997

Participating Insured Mortgages ("PIMs")
 (Note 2)                                         $108,624,717    $113,051,723
Mortgage-Backed Securities ("MBS") (Note 3)         20,262,998      23,700,858

   Total mortgage investments                      128,887,715     136,752,581

Cash and cash equivalents                            4,240,120      20,480,666
Interest receivable and other assets                   868,671         936,883
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $7,451,420 and
 $6,944,814, respectively                            1,606,709      2,393,273
Prepaid participation servicing fees, net of
 accumulated amortization of $2,452,359 and
 $2,293,034, respectively                              542,991        794,887

   Total assets                                   $136,146,206   $161,358,290

                            LIABILITIES AND PARTNERS' EQUITY

Liabilities                                       $     23,533   $    120,966

Partners' equity (deficit)(Note 4):

  Limited Partners                                 135,513,422    160,722,004
   (14,956,896 Limited Partner interests
    outstanding)
  General Partners                                    (314,818)      (274,985)

  Unrealized gain on MBS                               924,069        790,305

   Total Partners' equity                          136,122,673    161,237,324

   Total liabilities and Partners' equity        $ 136,146,206   $161,358,290









                            The accompanying notes are an integral
                               part of the financial statements.



                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME



                                       For the Three Months                 For the Nine Months
                                         Ended September 30,                 Ended September 30,

                                              1998             1997              1998               1997
Revenues:

   Interest income - PIMs:
      Base interest                  $2,132,668        $2,774,416         $6,480,102        $8,558,600
      Participation interest            429,504           943,913            499,260         1,986,597
   Interest income - MBS                386,113           320,011          1,234,001           990,704
   Other interest income                 66,988            62,513            247,670           288,368

            Total revenues            3,015,273         4,100,853          8,461,033        11,824,269

Expenses:
   Asset management fee
      to an affiliate                   222,825           291,681            662,314           857,262
   Expense reimbursements
      to affiliates                      24,810            43,236             33,581           121,577
   Amortization of prepaid
      fees and expenses                 406,173           436,883          1,038,460         1,867,930
   General and administrative
      expenses                           37,465            41,165            180,021           220,196

            Total expenses              691,273           812,965          1,914,376         3,066,965

Net income                           $2,324,000        $3,287,888         $6,546,657        $8,757,304

Allocation of net income
      (Note 4):

   Limited Partners                  $2,254,280        $3,189,250         $6,350,257        $8,494,584

   Average net income per
      Limited Partner interest
      (14,956,896 Limited
      Partner interests
      outstanding)                   $      .15        $      .22        $      .42         $      .57

   General Partners                  $   69,720        $   98,638         $  196,400        $  262,720
















                                       The accompanying notes are an integral
                                          part of the financial statements.

                                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS


                                                           For the Nine Months
                                                            Ended September 30,

                                                          1998               1997
  Operating activities:
    Net income                                       $ 6,546,657            $ 8,757,304
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Amortization of prepaid fees and expenses      1,038,460              1,867,930
        Shared appreciation income                      (268,638)            (1,160,075)
        Changes in assets and liabilities:
         Decrease in interest receivable and
          other assets                                    68,212                241,278
         Increase (decrease) in liabilities              (97,433)                94,774

          Net cash provided by operating activities    7,287,258              9,801,211

  Investing activities:
    Principal collections on PIMs including shared
      appreciation income of $268,638 and $1,160,075
      respectively                                     4,695,644             20,493,487
    Principal collections on MBS                       3,571,624              1,505,559

          Net cash provided by investing activities    8,267,268             21,999,046

  Financing activities:
    Quarterly distributions                          (11,005,126)           (13,750,688)
    Special distributions                            (20,789,946)           (19,144,699)

          Net cash used for financing activities     (31,795,072)           (32,895,387)

  Net decrease in cash and cash equivalents          (16,240,546)            (1,095,130)

  Cash and cash equivalents, beginning of period      20,480,666              6,057,077

  Cash and cash equivalents, end of period          $  4,240,120            $ 4,961,947


  Supplemental disclosure of non-cash investing activities:

  Reclassification of investment in PIM to an MBS   $     -                 $ 8,024,709














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

   In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

   The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.  PIMs

   On July 27, 1998 and August 26, 1998, the Partnership received a partial prepayment and final prepayment of approximately $654,000, and $2,985,000, respectively, representing a prepayment of the Deering Place Apartments PIM. During July of 1998 the Partnership received minimum additional interest and shared interest income of $90,195 and a prepayment penalty of $268,638 from the Deering Place Apartment PIM. The partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on September 18, 1998 in the amount of $.27 per Limited Partner interest.

   During January 1998, the Partnership made a $1.12 per Unit special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997.

   At September 30, 1998, the Partnership's PIM portfolio has a fair value of $111,152,298 and gross unrealized gains of $2,527,581. The Partnership's PIMs have maturities ranging from 1999 to 2032. At September 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent of principal or interest.

   3.    MBS

   As of September 30, 1998, the Partnership's MBS portfolio has an amortized cost of $19,338,929 and gross unrealized gains of $924,069. The MBS portfolio has maturity dates ranging from 1999 to 2024.

                                   continued

                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

   3.  MBS, continued

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

   4. Changes in Partners' Equity

   A summary of changes in Partners' Equity for the nine months ended September 30, 1998 is as follows:

                                                                                       Total
                                      Limited             General        Unrealized   Partners'
                                      Partners            Partners           Gain      Equity
Balance at December 31, 1997       $160,722,004        $(274,985)        $ 790,305   $161,237,324

Net income                            6,350,257          196,400             -          6,546,657

Quarterly distributions             (10,768,893)        (236,233)             -       (11,005,126)

Special distributions               (20,789,946)            -                 -       (20,789,946)

Increase in unrealized gain
 on MBS                                    -                -              133,764        133,764

Balance at September 30, 1998      $135,513,422       $ (314,818)        $ 924,069      $136,122,673

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

   The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

   In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other systems or software that the Partnership is using at the present time.

   The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

   Liquidity and Capital Resources

   The most significant demand on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $3.14 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The portion of the quarterly distribution funded from principal collections causes the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

   During January 1998, the Partnership made a $1.12 per Unit special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997. As a result of the Deering Place PIM prepayment the Partnership made a special distribution of $.27 per unit from the payoff proceeds. Consequently, the Partnership's capital resources and its future cash flows will be lower. However, at this time the General Partners has determined that the Partnership can maintain its current dividend rate of $.84 per unit per year. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution. In the event of further PIM prepayments the Partnership would be required to distribute proceeds from such prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

   The first mortgage loan underlying the PIM on Remington Place Apartments went into default in November 1997. However, the Partnership will continue to receive its full principal and interest payments until the default is worked out because GNMA has guaranteed those payments to the Partnership. The borrower and the first mortgage lender are working with HUD to structure a modification to the mortgage that will substantially change the terms of the mortgage. In connection with modification, the Partnership would receive a prepayment of the outstanding principal balance due on the PIM. However, the Partnership would not receive any participation interest.

   During the second quarter of 1998 the borrower on the Cross Creek Apartment PIM informed the Partnership of the possibility that the property could be sold or refinanced during the fourth quarter of 1998. If such a transaction takes place, the Partnership would receive any Additional Interest that would be due as well as a prepayment of the outstanding principal balance due on each of the PIMs.

   The participation features of the PIMs are neither insured nor guaranteed and if repayment of a PIM results from an insurance claim, its not likely that he Partnership will receive any participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The General Partners will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

   Assessment of Credit Risk

   The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

   Operations

   The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1998 and 1997.

   Net income decreased significantly for the three and nine month periods ending September 30, 1998 as compared to the same periods in 1997. The decreases were primarily due to lower base interest and participation interest. The decrease in base interest was a result of the Deering Place PIM prepayment during the third quarter of 1998, and the prepayments of the Rock Creek, Silver Springs, Hampton Ridge, Southland Station and Paddock Club PIM's during 1997 and the Patrician PIM converting to a non-participating insured mortgage during the fourth quarter of 1997. These decreases were offset in part by higher interest income on MBS, due to the Patrician PIM converting to a non-participating insured mortgage during the fourth quarter of 1997.

   The decrease in amortization expense for the three and nine month periods ending 1998 as compared to the same periods in 1997 was a result of the Partnership fully amortizing the costs associated with the PIM's that were prepaid in 1997. The general and administrative expense decrease was primarily due to lower transfer agent costs for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 also during the second quarter of 1998, the Partnership received a rebate for expense reimbursements related to 1997. The decrease in asset management fees when comparing 1998 to 1997 is due to the prepayments of Deering Place PIM in 1998 and Rock Creek, Silver Springs, Hampton Place, Paddock Club and Southland PIMs in 1997

   Generally, interest income on PIMs and MBS will decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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




DATE:  October28, 1998