Form 10-K
period 1998-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1999-04-01
CIK 832095

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                        FORM 10-K
(Mark One)


  x

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended       December 31, 1998

                                OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

        Commission file number              0-17690

            Krupp Insured Mortgage Limited Partnership
 (Exact name of registrant as specified in its charter)

 Massachusetts                                                    04-3021395
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

One Beacon Street, Boston, Massachusetts                                02108
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (617) 523-0066
                                                     ---------------------------

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

The exhibit index is located on pages 10-14.






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

      The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA"), ("Fannie Mae") or the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and basic interest and also may provide the Partnership with participation in the current revenue stream and in residual value, if any, from the sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

      The Partnership also acquired MBS collateralized by single-family mortgage loans issued or originated by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Partnership's FNMA and FHLMC MBS, respectively.

      Proceeds received from prepayments or other realizations of mortgage assets will be distributed by the Partnership to investors through quarterly or special distributions.

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

      The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and the Partnership does not presently anticipate any adverse effect in the future.

As of December 31, 1998 there were no personnel directly employed by the Partnership.


ITEM 2.    PROPERTIES

      None.

ITEM 3.    LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Partnership is a party or to which any of its securities is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                                         PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There currently is no established trading market for the Units.

      The number of investors holding Units as of December 31, 1998 was approximately 14,600. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution.

      During 1998, the Partnership made special distributions consisting of principal proceeds from the Deering Place and Cross Creek PIM Prepayments.

      During 1997, the Partnership made special distributions consisting primarily of principal proceeds from the Rock Creek, Silver Spring, and Hampton Ridge Apartments PIM prepayments. The Partnership will make special distributions in the future as PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      The Partnership made distributions to its Partners during the two years ended December 31, 1998 and 1997 as follows:

                                                  1998                                1997
                                         -----------------------              ------------
                                                Amount          Per Unit            Amount          Per Unit

Limited Partners                               $ 13,909,819     $ .93               $ 17,948,156          $1.20
General Partners                                    310,079                              386,086
                                               ------------                         ------------
                                                 14,219,898                           18,334,242

Special Distributions
Limited Partners                               $ 20,789,946        $1.39            $ 28,717,048          $1.92
                                               ------------                         ------------

                                               $ 35,009,844                         $ 47,051,290
                                               ============                         ============


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

                                           Year Ended December 31,
                               1998                 1997                1996               1995                1994
                               ----                 ----                ----               ----                ----

Total revenues               $ 11,954,179          $ 16,679,293        $ 16,039,711      $ 17,325,924         $ 17,333,146

Net income                      9,100,138            12,188,074          11,372,365        13,270,482           13,039,155

Net income allocated
 to Partners:
  Limited Partners              8,827,134            11,822,432          11,031,194        12,872,368           12,647,980
  Average per Unit                    .59                   .79                .74                .86                  .85
  General Partners                273,004               365,642             341,171           398,114              391,175

Total assets at
 December 31                  135,213,294           161,358,290         195,755,977       228,653,458          232,892,400

Distributions to
 Partners:
  Limited Partners             13,909,819            17,948,156          17,948,153        17,948,156           24,879,313
  Average per Unit                    .93                  1.20               1.20               1.20                 1.66

  General Partners                310,079               386,086             431,074           455,696              450,239

 Special Distribution
  Limited Partners             20,789,946            28,717,048          25,426,553            -                      -
  Average Per Unit                   1.39                  1.92               1.70             -                      -


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

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners of the Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained all written assurances that these providers would be Year 2000 ready.

The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, the Partnership has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the General Partners and it is estimated that any future Year 2000 readiness costs will be borne by the General Partners. No estimate can be made at this time as to the impact of the readiness of such third parties.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors of approximately $3.1 million each quarter. Funds for the investor distributions come from monthly principal and basic interest payments received on the PIMs and MBS, the principal prepayments on the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. At this time the General Partners have determined that the Partnership can maintain its current dividend rate of $.84 per Unit per year.

The Partnership made two special distributions during 1998 and anticipates making a special distribution during the first quarter of 1999. In January 1998, a $1.12 per Unit special distribution was made with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter 1997. In September 1998, a $.27 per Unit special distribution was made with the prepayment proceeds of the Deering Place PIM prepayment received during the third quarter 1998. The Partnership anticipates making a $.63 per Unit special distribution during the first quarter 1999 with the prepayment proceeds of the Cross Creek PIM that was received during the fourth quarter 1998. In the event of further PIM prepayments, the General Partners may determine that an adjustment to the distribution rate will be necessary to reflect the reduced future cash flows from the remaining mortgage investments.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's PIM investments also may provide additional income through its participation feature in the underlying properties if they operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria. During 1998, the Partnership received a total of $278,467 in participation income from operating cash flow that exceeded the established thresholds from eight of its PIM investments: Bell Station, Creekside, Cross Creek, Deering Place, Enclave, Marina Shores, Pope Building and Salishan. The Partnership also received a total of $586,560 in participation income when Cross Creek and Deering Place were refinanced and the PIMs were paid off.

Most of the properties had stable operating results in 1998. High occupancy rates were maintained at more than half of the properties due to stable or improving markets. However, due to poor operating performance, the General Partners are closely monitoring two properties. Remington Place is located in a competitive market in the Washington, D.C. metropolitan area. The property did not generate sufficient operating income to both maintain the asset and cover the debt service obligations. Consequently, the borrower on the PIM defaulted on the underlying first mortgage loan in November 1997. However, the Partnership has continued to receive its full principal and basic interest payments during the default because GNMA guaranteed those payments. The borrower worked with HUD to structure a modification to the mortgage which resulted in a March 15th prepayment of the outstanding principal balance then due on the PIM. The Partnership will not receive any participation income. Wildflower is located in the thriving Las Vegas market, but it has suffered a dramatic decline in occupancy to the mid-80% range at year-end that is not representative of the rest of the market. Wildflower, which offers only a basic apartment, does not compete successfully with the newer apartment properties with many amenities that have been built since the strong Las Vegas economy has fostered a tremendous construction boom.

The underlying loans on two of the Partnership's PIM investments were prepaid during 1998. During the second quarter, Deering Place was refinanced, and the first mortgage loan underlying the PIM was prepaid. The Partnership received approximately $3,636,000 in principal as well as a prepayment penalty and accrued participation income earned on operations prior to the prepayment, which together totaled another $360,000. During the third quarter, Cross Creek was refinanced, and the first mortgage loan underlying that PIM was prepaid. The Partnership received approximately $9,415,000 in principal as well as its share in the increase in the property's value and accrued participation income earned on operations prior to the prepayment, which together totaled another $377,000.

The General Partners expect that there will be more prepayments during 1999. During the first quarter 1999, the Pope Building was refinanced, and the first mortgage loan underlying the PIM was prepaid. The Partnership received approximately $3,170,000 in principal as well as its share in the increase in the property's value and accrued participation income earned on operations prior to the prepayment, which together totaled another $920,000. Four of the Partnership's other PIM investments may be prepaid during 1999. The owners of Marina Shores, Salishan, Saratoga, and Valley Manor have all notified the General Partners of their intention to refinance their properties if favorable refinancing conditions persist.

During the first five years, owners are prohibited from prepaying the first mortgage loans underlying the PIMs. During the second five years, owners may prepay the loans by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.



Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, GNMA, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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


Operations

     The following discussion relates to the operation of the Partnership during the years ended December 31, 1998, 1997 and 1996.

                                                                       (Amounts in thousands)
                                                             1998           1997                1996

   Interest income on PIMs:
   Basic interest                                           $ 9,089          $10,887            $ 12,953
   Participation interest                                       865            3,710               1,176
   Interest income on MBS                                     1,595            1,493               1,498
   Other interest income                                        406              589                 413
   Partnership expenses                                      (1,219)          (1,574)             (1,655)
   Amortization of prepaid fees and
    expenses                                                 (1,636)          (2,917)             (3,013)
                                                             ------          -------              ------

          Net income                                        $ 9,100          $12,188             $11,372
                                                            =======          =======             =======

    Net income decreased by approximately $3,088,000 during 1998 as compared to 1997. The decrease was primarily due to lower basic interest and participation interest. The decrease in basic interest of approximately $1,798,000 was a result of the Deering Place and Cross Creek PIM prepayments during 1998, and the prepayments of the Rock Creek, Silver Springs, Hampton Ridge, Southland Station and Paddock Club PIM's during 1997 and the Patrician PIM converting to a non-participating insured mortgage during the fourth quarter of 1997. Participation interest declined by approximately $2,845,000 as a result of the significant level of PIM prepayments in 1997 mentioned above exceeding the level of participation interest received by the Deering Place and Crosscreek PIM prepayments occuring in 1998. Other interest income decreased in 1998 as compared to 1997 due to lower average short-term investment balances during 1998 when compared to 1997.

    Amortization expense decreased for the twelve month period ending 1998 as compared to the same period in 1997 as a result of the Partnership fully amortizing the costs associated with the PIM's that were prepaid in 1997. The decrease in Partnership expenses was due primarily to lower asset management fees resulting from the prepayments of the Deering Place and Crosscreek PIMs in 1998 and the Rock Creek, Silver Springs, Hampton Ridge, Paddock Club and Southland PIMs in 1997. In addition, lower transfer agent costs were incurred in 1998 and a rebate was received for expense reimbursements related to 1997 during the second quarter of 1998.

Net income increased during 1997 as compared to 1996 by approximately $816,000. Participation Income increased $2,534,000 which was primarily a result of receiving shared appreciation income, accrued additional interest and prepayment penalties from the prepayment of the Silver Springs, Hampton Ridge, Southland and Paddock Club Apartment PIMs totaling $3,389,000. In addition, $321,000 of additional interest was received from five of the Partnerships other PIMs. As a result of the four above mentioned repayments and the Rock Creek PIM prepayment by FNMA, basic interest decreased approximately $2,066,000 or 16%. Other interest income increased in 1997 as compared to 1996 due to the short-term investment of the proceeds from the prepayments until such funds were ultimately distributed to the investors. Partnership expenses have decreased when comparing 1997 to 1996, due primarily to lower asset management fees.


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

            Douglas Krupp (52)             President, Co-Chairman of the Board
                                           and Director
            George Krupp (54)              Co-Chairman of the Board and Director
            Peter F. Donovan (45)          Senior Vice President
            Ronald Halpern (57)            Senior Vice President
            Carol J. C. Mills (49)         Vice President
            Robert A. Barrows (41)         Vice President and Treasurer


         Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

         George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

      Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest in the United States based on servicing and asset management of a $5.7 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

         Ronald Halpern (age 57) is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D.
degree from Brooklyn Law School.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr.Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting,financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P.in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

     Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $6 billion portfolio of loans. Ms.Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999.From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1998, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,956,896 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

            (10.5) Prospectus for GNMA Pool No. 280643 (PL) [Exhibit 4 to Registrant's report on Form 8-K dated August 30,1989 (File No. 0-17690)].*

            (10.6) Subordinated Multifamily Mortgage(including Subordinated Promissory Note) dated July 27, 1989 between American National Bank and Trust Company of Chicago, as Trustee and Krupp Insured Mortgage Limited Partnership. [Exhibit 5 to Registrant's report on Form
                        8-K dated August 30, 1989 (File No. 0-17690)].*

            (10.7) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 6 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*


            Valley Manor Apartments

            (10.8) Prospectus for GNMA Pool No. 272541 (PL) [Exhibit 7 to Registrant's report on Form 8-K dated August 30,1989
                       (File No. 0-17690)].*


            (10.9) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated June 28, 1989 between New Valley Manor Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 8 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

            Remington Place Apartments

            (10.10) Prospectus to GNMA Pool No. 280644(PL)[Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1989 (File No. 0-17690)].*

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

            (10.15) Prospectus for GNMA Pool No. 280652(PL) [Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1989 (File No. 0-17690)].*

            (10.16) Subordinated Multifamily Deed of Trust dated December 12, 1989 (including Subordinated Promissory Note) between Lincoln Wildflower Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*


            Brookside Apartments

            (10.17) Supplement to Prospectus dated November 1, 1989 for Federal National Mortgage Association Pool Number MX-073009 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

            (10.18) Subordinated Multifamily Deed of Trust dated January 30, 1990 between Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

            (10.19) Subordinated Promissory Note dated January 30, 1990 between Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*


            Bell Station Apartments

            (10.20) Supplement to Prospectus dated April 1, 1990 for Federal National Mortgage Association Pool Number MX-073011
                        [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            (10.21) Subordinated Multifamily Mortgage dated March 28, 1990 between Bell Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

            (10.22) Subordinated Promissory Note dated March 28, 1990 between Bell Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

            The Enclave Apartments

            (10.23) Supplement to Prospectus dated April 1, 1990 for Federal National Mortgage Association Pool Number MX-073013
                        [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            (10.24) Subordinated Multifamily Open-End Mortgage dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            (10.25) Subordinated Promissory Note dated April 26, 1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            Creekside Apartments

            (10.26) Subordinated Promissory Note dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*


            (10.27) Subordinated Multifamily Deed of Trust dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit
                        19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            (10.28) Participation Agreement dated June 28, 1990 between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

            Salishan Apartments

            (10.29) Supplement to Prospectus dated July 1, 1990 for Federal National Mortgage Association Pool Number MX-073017
                        [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

            (10.30) Subordinated Promissory Note dated June 20, 1990 between Dale A. Williams and D.R. Salishan (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

            (10.31) Subordinated Multifamily Deed of Trust dated June 20, 1990 between Dale A. Williams and D.R. Salishan (the "Borrower") and Krupp Insured Mortgage Limited Partnership (the "Lender") [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

            Marina Shores Apartments

            (10.32) Participation Agreement dated June 29, 1990 by and between Krupp Insured Plus-III Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

            Pope Building

            (10.33) Subordinated Promissory Note dated May 30, 1991 between Pope Building Associates Limited Partnership (the "Mortgagor") and Krupp Insured Mortgage Limited Partnership (the "Holder") [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

            (10.34) Subordinated Multi-family Mortgage dated May 31, 1991 between American National Bank and Trust Company of Chicago (the "Borrower") and Krupp Insured Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

            (10.35) Supplement to Prospectus for Government National Mortgage Association Pool Number 280842. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-17690)].*

            * Incorporated by reference.


(c)  Reports on Form 8-K

            During the last quarter of the year ended December 31, 1998, the Partnership did not file any reports on Form 8-K.

                                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 1999.

                                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                   By:    Krupp Plus Corporation, a General
                                          Partner


                                   By:/s/Douglas Krupp
                                    Douglas Krupp, President, Co-Chairman
                                   (Principal Executive Officer), and
                                   Director of Krupp Plus Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of March, 1999.

            Signatures                                          Title(s)


/s/Douglas Krupp                   President, Co-Chairman (Principal Executive
Douglas Krupp                      Officer),  and  Director  of Krupp Plus
                                   Corporation,  a General Partner


/s/George Krupp                       Co-Chairman (Principal Executive Officer)
George Krupp                         and Director of Krupp Plus Corporation, a
                                     General Partner


/s/Peter F. Donovan                  Senior Vice President of Krupp Plus
Peter F. Donovan                     Corporation, a General Partner



 /s/Robert A. Barrows                Vice President and Treasurer of Krupp Plus
 Robert A. Barrows                   Corporation, a General Partner

                                   APPENDIX A

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP











                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1998

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants                                       F-3

Balance Sheets at December 31, 1998 and 1997                            F-4

Statements of Income for the Years Ended December 31, 1998,
1997 and 1996                                                           F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 1998, 1997 and 1996                                        F-6

Statements of Cash Flows for the Years Ended December 31, 1998,
1997 and 1996                                                           F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Krupp Insured Mortgage Limited Partnership:

In our opinion, the accompanying Financial Statements listed on the index on Page F-2 of this Form 10-K present fairly, in all material respects, the financial position of Krupp Insured Mortgage Limited Partnership (the "Partnership") at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion express above.



                                                 PricewaterhouseCoopers LLP





Boston, Massachusetts
March 12, 1999

                                      KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                                    BALANCE SHEETS

                                              December 31, 1998 and 1997


                                                        ASSETS

                                                                               1998                  1997
                                                                               ----                  ----

   Participating Insured Mortgages ("PIMs")
   (Notes B, C and H)                                                         $ 98,950,663          $113,051,723
   Mortgage-Backed Securities ("MBS")
    (Notes B, D and H)                                                          18,806,870            23,700,858
                                                                              ------------          ------------

        Total mortgage investments                                             117,757,533           136,752,581

   Cash and cash equivalents (Notes B and H)                                    15,117,466            20,480,666
   Interest receivable and other assets                                            786,165               936,883
   Prepaid acquisition fees and expenses, net of
    accumulated amortization of $7,184,808 and
    $6,944,814 respectively (Note B)                                             1,167,020             2,393,273
   Prepaid participation servicing fees, net of
    accumulated amortization of $2,170,982 and
    $2,293,034, respectively (Note B)                                              385,110               794,887
                                                                              ------------          ------------

        Total assets                                                          $135,213,294          $161,358,290
                                                                              ============          ============

                                           LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                                                $     30,794          $    120,966
                                                                              ------------          ------------

   Partners' equity (deficit) (Notes A and E):

     Limited Partners                                                          134,849,373           160,722,004
      (14,956,796 Limited Partner interests
         outstanding)
     General Partners                                                             (312,060)             (274,985)

   Acumulated Comprehensive Income  (Note B)                                       645,187               790,305
                                                                              ------------          ------------

        Total Partners' equity                                                 135,182,500           161,237,324
                                                                              ------------          ------------

        Total liabilities and Partners' equity                                $135,213,294          $161,358,290
                                                                              ============          ============

                     Theaccompanying notes are an integral
                        part of the financial statements.


                                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF INCOME

                              For the Years Ended December 31, 1998, 1997 and 1996


                                                                    1998              1997              1996
                                                               -----------        -----------       --------
Revenues (Note B):
 Interest income - PIMs (Note C):
 Basic interest                                                    $ 9,088,624         $10,887,208        $12,952,992
 Participation interest                                                865,027           3,709,622          1,176,169
 Interest income - MBS (Note D)                                      1,594,765           1,493,309          1,497,760
 Other interest income                                                 405,763             589,154            412,790
                                                                   -----------         -----------        -----------

             Total revenues                                         11,954,179          16,679,293         16,039,711
                                                                  ------------         -----------        -----------

Expenses:
 Asset management fee to an
  affiliate (Note F)                                                   918,778           1,129,880          1,311,377
 Expense reimbursements to affiliates
  (Note F)       58,391                                                164,813             156,784
 Amortization of prepaid fees and expenses
 (Note B)      1,636,030                                             2,916,678           3,013,133
 General and administrative                                            240,842             279,848            186,052
                                                                   -----------         -----------        -----------

             Total expenses                                          2,854,041           4,491,219          4,667,346
                                                                   -----------         -----------        -----------

Net income (Note G)                                                $ 9,100,138         $12,188,074        $11,372,365
                                                                   ===========         ===========        ===========

Allocation of net income (Note E):

 Limited Partners                                                  $ 8,827,134         $11,822,432        $11,031,194
                                                                   ===========         ===========        ===========

 Average net income per Limited Partner
  interests  $       .59                                       $       .79$       .74
             ===========                                       ======================
 (14,956,796 Limited Partner interests
  outstanding)

 General Partners                                                  $   273,004         $   365,642        $   341,171
                                                                   ===========         ===========        ===========




                     The accompanying notes are an integral
                        part of the financial statements.

                                      KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                 For the Years Ended December 31, 1998, 1997 and 1996


                                                                                    Accumulated      Total
                                                  Limited             General     Comprehensive          Partners'
                                                Partners             Partners           Income            Equity


Balance at December 31, 1995                       $227,908,288         $ (164,638)       $ 895,050        $228,638,700

Net income                                           11,031,194            341,171            -              11,372,365

Quarterly distributions                             (17,948,153)          (431,074)           -             (18,379,227)

Special Distributions                               (25,426,553)            -                 -             (25,426,553)

Change in unrealized
  gain on MBS                                            -                    -            (468,281)           (468,281)
                                                   ------------          ---------       ----------        ------------

Balance at December 31, 1996                        195,564,776           (254,541)         426,769         195,737,004

Net income                                           11,822,432            365,642           -               12,188,074

Quarterly distributions                             (17,948,156)          (386,086)          -              (18,334,242)

Special Distributions                               (28,717,048)            -                -              (28,717,048)

Change in unrealized
  gain on MBS                                            -                    -             363,536             363,536
                                                   ------------          ---------       ----------        ------------

Balance at December 31, 1997                        160,722,004           (274,985)         790,305         161,237,324

Net income                                            8,827,134            273,004           -                9,100,138

Quarterly distributions                             (13,909,819)          (310,079)          -              (14,219,898)

Special Distributions                               (20,789,946)            -                -              (20,789,946)

Change in unrealized
  loss on MBS                                             -                 -              (145,118)           (145,118)
                                                     ---------------------                 ----------      -------------

Balance at December 31, 1998                      $ 134,849,373          $(312,060)      $  645,187        $135,182,500
                                                   =============          ==========      ==========  ==================





                     The accompanying notes are an integral
                        part of the financial statements.

                                            KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                                     STATEMENTS OF CASH FLOWS

                                       For the Years Ended December 31, 1998, 1997 and 1996


                                                                        1998                   1997                  1996
                                                                        ----                   ----                  ----
Operating activities:
   Net income                                                       $ 9,100,138               $12,188,074         $11,372,365
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid expenses and
       fees                                                           1,636,030                 2,916,678           3,013,133
      Shared appreciation income and prepayment
         penalities                                                    (586,560)               (2,620,113)           (982,845)
    Changes in assets and liabilities:
         Decrease in interest receivable
            and other assets                                            150,718                   355,951             820,544
         Increase (decrease) in liabilities                             (90,172)                  101,993               4,215
                                                                       ---------                ----------          ---------

            Net cash provided by operating
             activities                                              10,210,154                12,942,583          14,227,412
                                                                    -----------               -----------          -----------

Investing activities:
   Principal collections on PIMs including
     shared appreciation income and prepayment
      penalities of $586,560 in 1998,
      $2,620,113 in 1997 and $982,845 in 1996,
       respectively                                                  14,687,620                46,486,602          26,365,229
      Principal collections on MBS                                    4,748,870                 2,045,694           3,299,457
                                                                     -----------              -----------         -----------

            Net cash provided by investing
            activities                                               19,436,490                48,532,296          29,664,686
                                                                    -----------               -----------         -----------

Financing activities:
   Quarterly distributions                                          (14,219,898)              (18,334,242)           (18,379,227)
   Special distributions                                            (20,789,946)              (28,717,048)           (25,426,553)
                                                                    -----------               ------------           -----------

        Net cash used for financing
             activities                                             (35,009,844)              (47,051,290)           (43,805,780)
                                                                    -----------               -----------            -----------

Net (decrease)increase in cash and
      cash equivalents                                               (5,363,200)               14,423,589                 86,318

Cash and cash equivalents, beginning of year                         20,480,666                 6,057,077              5,970,759
                                                                    -----------               -----------            -----------

Cash and cash equivalents, end of year                              $15,117,466               $20,480,666            $ 6,057,077
                                                                     ==========               ===========            ===========

Supplemental disclosure of non-cash investing
   activities:
Reclassification of investment in PIM to
   a MBS                                                            $     -                   $ 8,024,709            $     -
                                                                     ===========              ===========             =======





                          Theaccompanying notes are an
                         integral part of the financial
                                   statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

A.      Organization

        Krupp Insured Mortgage Limited Partnership (the "Partnership") was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. The Partnership issued all of the General Partner Interests to two General Partners in exchange for capital contributions aggregating $3,000. Krupp Plus Corporation and Mortgage Services Partners Limited Partnership are the General Partners of the Partnership and Krupp Depositary Corporation is the Corporate Limited Partner. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

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

B.      Significant Accounting Policies

        The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G):

            MBS

            The Partnership, in accordance with Financial Accounting Standards Board=s Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" (AFAS 115@), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

           Effective January 1, 1998, the Partnership adopted the Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FAS 130), was issued establishing standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FAS 130 had no material effect on the Partnership's financial position or results of operations.

            PIMs

            The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association (AGNMA@) or Fannie Mae MBS at amortized cost.

           The Federal Housing Administration PIM is carried at amortized cost unless the General Partners of the Partnership believe there is an impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting
                                                     continued

            Standards No.114, Accounting by Creditors for Impairment of a Loan,@ and Financial Accounting Standard No.118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

            Basic interest on PIMs is recognized based on the stated rate of the Federal Housing Administration ("FHA") mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA or Fannie Mae MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership.

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

            The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") loan or GNMA loan and at closing if a Fannie Mae loan.

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

            Estimates and Assumptions

           The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and

                                                           continued
            liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

C.      PIMs

        At December 31, 1998, the Partnership has investments in 12 PIMs. The Partnership's PIMs consist of (a) a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD's FHA lending program (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

        The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and Fannie Mae MBS, and HUD insures the FHA mortgage loan and the mortgage loan underlying the GNMA MBS. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

        Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% to 1% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 25% to 35% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month, (iii) "Shared Appreciation Interest" which is 25% to 35% of any increase in the value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited in any year to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property. However, generally any net proceeds from the sale or refinancing of the property will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional Interest.

        Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.




                                                         Continued


  C.    PIM's continued

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

       On July 27, 1998 and August 26, 1998, the Partnership received a partial prepayment and final prepayment of approximately $654,000, and $2,985,000, respectively, for the Deering Place Apartments PIM. During July of 1998 the Partnership received minimum additional interest and shared interest income of $90,195 and a prepayment penalty of $268,638 from the Deering Place Apartment PIM. The Partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on September 18, 1998 in the amount of $.27 per Limited Partner interest.

        On November 16, 1998, the Partnership received a prepayment of the Cross Creek PIM in the amount of approximately $9,414,586. Additional interest in lieu of a prepayment penalty of approximately $318,000 along with shared interest income of approximately $60,000 was also received during 1998. The Partnership expects to make a special distribution in the amount of $.63 per unit during the first quarter of 1999.

        On February 25, 1997, the Partnership received a prepayment of the Rock Creek Apartments PIM. The Partnership received the outstanding principal balance of $11,139,968 plus outstanding interest. The Partnership did not receive any prepayment penalty or participation income from this PIM. The Borrower of the Rock Creek Springs PIM defaulted on its debt service obligation during the third quarter of 1996. Fannie Mae, the guarantor of the MBS portion of the PIM, was unable to negotiate a workout plan with the borrower and exercised its option to repay the MBS in February 1997 and pursue a foreclosure. On March 21, 1997, the Partnership made a special distribution of $.75 per Limited Partner interest with the proceeds from the Rock Creek payoff.

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

       During the second quarter of 1997, the Partnership received a $100,000 payment for all additional interest earned on the Patrician Apartments PIM though the date of discharge. The Partnership then converted the investment in the PIM to a multi-family insured mortgage.



                                                     Continued

C.      PIMs, continued

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

        At  December   31,  1998  and  1997  there  were  no  loans  within  the
        Partnerships portfolio that were delinquent as to principal or interest.

        The Partnership's PIMs consisted of the following at December 31, 1998 and 1997:


                              Aggregate        Permanent      Maturity
                               Original     Number             Interest                Date    Investment
Basis
Issuer     Principal          of PIMs      Rate Range           Range                at December 31,
                                                                                       1998                1997
GNMA           $61,897,932          7    7.50% - 8%          2024 to 2032            $57,833,529          $67,900,036
                              (a)            (b)
Fannie Mae      35,143,543          4          7.5%          1999 to 2000             33,010,473           37,000,564
                                             (c)
FHA              8,354,500          1          8.305%              2031                8,106,661            8,151,123
               -----------         --                                            ---------------          -----------

              $105,395,975         12                                                $98,950,663         $113,051,723



   (a)Includes three PIMs - Richmond Park, Saratoga, and Marina Shores - in which the Partnership holds 38%, 50% and 29% of the total PIM, respectively. The remaining portion is held by an affiliate of the Partnership.
   (b)The Partnership had eight GNMA PIMs as of December 31, 1997. During November 1998, the Partnership received a prepayment of the Cross Creek GNMA PIM.
   (c)The Partnership had five Fannie Mae PIMs as of December 31, 1997. During 1998 the Partnership received a prepayment of the Deering Place Apartments PIM.

The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 9 states. The apartment complexes range in size from 92 to 736 units.



                                                 Continued


D.    MBS

      At December 31, 1998, the Partnership's MBS portfolio has an amortized cost of $18,161,683 and gross unrealized gains of $645,187. At December 31, 1997, the Partnership's MBS portfolio had an amortized cost of $22,910,553 and gross unrealized gains of $790,305. The MBS portfolio has maturity dates ranging from 1999 to 2024.

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

As of December 31, 1998, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                       Corporate                      Accumulated
                                                        Limited         General          Comprehensive
                                 Unitholders           Partners         Partners            Income         Total

Capital
contributions                        $298,678,321         $ 2,000        $     3,000           $   -           $298,683,321

Syndication costs                     (20,431,915)             -                -                  -            (20,431,915)

Quarterly
   Distributions                     (202,070,617)         (1,465)        (4,447,223)                          (206,519,305)

Special
   Distributions                      (74,933,046)           (501)              -                  -            (74,933,547)

Net income                            133,605,663             933          4,132,163               -            137,738,759

Unrealized
   gain on MBS                             -                 -                   -              645,187             645,187
                                     ------------        --------           ----------        ---------         -----------

Balance,
   December 31, 1998                 $134,848,406        $    967         $ (312,060)         $ 645,187        $135,182,500
                                     ============        ========         ==========          =========        ============



                                                     Continued


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

G.     Federal Income Taxes

       The reconciliation of the net income reported in the accompanying statement of income with the income reported in the Partnership's 1998 federal income tax return is as follows:

        Net income per statement of income             $9,100,138

        Book to tax difference for timing of PIM
         income                                           (47,386)
        Book to tax difference for amortization of
         prepaid expenses and fees                        156,210

        Net income for federal income tax purposes     $9,208,962
                                                       ==========

        The allocation of the 1998 net income for federal income tax purposes is as follows:
                                    Portfolio
                                     Income

              Unitholders                           $8,950,230
              Corporate Limited Partner                     60
              General Partners                         258,672
                                                    ----------
                                                    $9,208,962



      For the years ended December 31, 1998, 1997 and 1996 the average per unit income to the Unitholders for federal income tax purposes was $.60, $.83 and $.76 respectively.

      The basis of the Partnership=s assets for financial reporting purposes is less than its tax basis by approximately $3,823,000 and $3,547,000 at December 31, 1998 and 1997, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same for its tax basis at December 31, 1998 and 1997, respectively.


                                                     Continued



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

              PIMs

              There  is  no  active  trading   market  for  these   investments.
              Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership's estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains of approximately $2,527,000 at December 31, 1998, and gross unrealized gains of approximately $2,596,000 at December 31, 1997.

      At December 31, 1998 and 1997, the estimated fair values of the Partnership's financial instruments are as follows:

                             (Amounts in thousands)
                                    1998 1997
                                                 Fair           Carrying          Fair           Carrying
                                                 Value            Value           Value            Value

  Cash and cash equivalents                        $15,117           $15,117       $20,481         $20,481

  MBS                                               18,807            18,807        23,701          23,701

  PIMS                                             101,478            98,951       115,648         113,052
                                                   -------            ------       -------         -------

                                                  $135,402          $132,875      $159,830        $157,234
                                                  ========          ========      ========        ========

                                KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE




                                                                           Normal                                  Carrying
                                                                           Monthly       Original                  Amount at
                                      Interest        Maturity             Payment         Face                Current
Face               12/31/98
PIMs (a)           Rate (b)           Date (j)        (k)(l)(m)            Amount           Amount                (p)
--------           --------           --------        ---------            ------        ------------          ------

GNMA

Marina Shores Apts        8.00%
Virginia Beach, VA       (c) (g) (h)     5/15/32         $ 43,100          $6,200,300          $6,040,948          $6,040,948

Pope Building Apts.       8.00%
Chicago, IL              (c) (e) (f)    6/15//26           23,800           3,349,600           3,179,305
3,179,305

Remington Place Apts.     7.50%
Fort Washington, MD        (d) (e)
                                                          (f) (n)                  10/15/24        89,000          13,200,000
12,224,217               12,224,217

Richmond Park Apts.       7.50%
Richmond Heights,       (c) (e) (f)      8/15/24           67,400          10,000,000           9,241,813           9,241,813
OH

Saratoga Apts.            7.875%
Rolling Meadow, IL      (c) (e) (f)      8/15/24           47,300           6,750,000           6,274,040           6,274,040

Valley Manor Apts.        8.00%
Dover Township, PA      (c) (g) (h)      7/15/24           34,000           4,798,032           4,465,473           4,465,473

Wildflower Apts.          7.75%
Las Vegas, NV               (c) (i)      1/15/25          122,000          17,600,000          16,407,733          16,407,733
                                                                         ------------         -----------        ------------

                                                                           61,897,932          57,833,529          57,833,529

Fannie Mae

Bell Station Apts.        7.50%                            35,700
Montgomery, AL          (c) (g) (h)      4/1/00              (o)            5,300,000           4,971,611           4,971,611

Brookside Apts.           7.50%                            33,000
Carmichael, CA          (c) (e) (f)      2/1/00              (o)            4,900,000           4,588,174           4,588,174

Salishan Apts.            7.50%                           106,000
Sacramento, CA          (c) (f) (g)      7/1/00              (o)           15,743,543          14,813,085          14,813,085

The Enclave Apts.         7.50%                            62,000
Beavercreek, OH         (c) (e) (h)      5/1/00              (o)            9,200,000           8,637,603           8,637,603
                                                                         ------------        ------------        ------------
                                                                           35,143,543          33,010,473          33,010,473
FHA

Creekside Apts.           8.305%
Portland, OR            (c) (e) (f)     11/1/31            61,600           8,354,500           8,106,661           8,106,661
                                                                         ------------        ------------        ------------

                                     Total                               $105,395,975         $98,950,663         $98,950,663


                                                     Continued

                                KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                           NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE


(a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by Fannie Mae, an MBS issued and guaranteed by the Government National Mortgage
        Association ("GNMA") or a sole participation interest in a first mortgage loan insured by the United States Department of Housing and Urban Development ("HUD") and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.

(b) Represents the permanent interest rate of the GNMA or Fannie Mae MBS or the HUD-insured first mortgage less the servicers fee. The Partnership may also receive additional interest which consists of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property, (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount
       (but only to the  extent it exceeds  the  amount of Minimum  Additional
        Interest received during such month),(iii)Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

(c) Minimum additional interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.

(d) Minimum additional interest is at a rate of 1% per annum calculated on the unpaid principal balance of the first mortgage note.

(e) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.

(f) Shared appreciation interest is based on 25% of any increase in the value of the project over the specified base value.

(g) Shared income interest is based on 30% of monthly gross rental income over a specified base amount.

(h) Shared appreciation interest is based on 30% of any increase in the value of the project over the specified base value.

(i) Shared income interest is based on 35% of monthly gross rental income over a specified base amount and shared appreciation interest is based on 35% of any increase in the value of the project over the specified base value.

(j) The Partnership's GNMA MBS and HUD direct mortgages have call provisions, which allow the Partnership to accelerate their respective maturity date.

(k) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgages.

(l) PIMs generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment penalty in years six through nine,a 1% prepayment penalty in year ten and no prepayment penalty after year ten.

                                                        Continued

                          KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                               ----------

(m) The normal monthly payment consisting of principal and interest for a Fannie Mae PIM is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at the end of year ten.

(n) The Partnership agreed to reduce the permanent loan rate to 6.75% per annum from January 1, 1994 through December 31, 1995, with an increase then to 7% per annum beginning January 1, 1996 through December 31, 1996 and thereafter 7.5% per annum until maturity. This was done in exchange for a lower Shared Appreciation Interest base value of $13,200,000 from $15,450,000 and an obligation from the borrower to repay the interest not paid under the interest rate reduction upon the sale of the property or the maturity or prepayment of subordinated promissory note.

(o)  The   approximate   principal   balance  due  at  maturity  for  each  PIM,
respectively, is as follows:

                            PIM                                 Amount

                     Bell Station Apartments                  $ 4,897,000
                     Brookside Apartments                     $ 4,527,000
                     Salishan Apartments                      $14,546,000
                     The Enclave Apartments                   $ 8,500,000

(p) The aggregate cost of PIMs for federal income tax purposes is $98,950,663.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, is as follows:

                                                       1998                   1997                 1996
                                                       ----                   ----                 ----

Balance at beginning of period                       $113,051,723           $164,942,921          $190,325,305

Deductions during period:
     Reclassification                                      -                  (8,024,709)               -
     Prepayments and
       principal collections                          (14,101,060)           (43,866,489)          (25,382,384)
                                                     ------------           ------------          ------------

Balance at end of period                             $ 98,950,663           $113,051,723          $164,942,921
                                                     ============           ============          ============
