Form 10-Q
period 1999-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1999-05-14
CIK 832095

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       March 31, 1999

                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to


                    Commission file number       0-17690


                  Krupp Insured Mortgage Limited Partnership
-------------------------------------------------------------------------------


 Massachusetts                                           04-3021395
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

One Beacon Street, Boston, Massachusetts                    02108
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                  (617) 523-0066
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                               BALANCE SHEETS


                                   ASSETS

                                                                     March 31,            December 31,
                                                                     1999                     1998

Participating Insured Mortgages ("PIMs")
 (Note 2)                                                        $        83,331,693            $ 98,950,663
Mortgage-Backed Securities ("MBS")(Note 3)                                17,778,730              18,806,870

   Total mortgage investments                                            101,110,423             117,757,533

Cash and cash equivalents                                                 22,084,461              15,117,466
Interest receivable and other assets                                         710,799                 786,165
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $6,300,222 and
 $7,184,808, respectively                                                    840,311               1,167,020
Prepaid participation servicing fees, net of
 accumulated amortization of $1,874,694 and
 $2,170,982, respectively                                                    280,872                 385,110

   Total assets                                                  $       125,026,866            $135,213,294


                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                      $           512,852            $     30,794

Partners' equity (deficit):

  Limited Partners
   (14,956,796 Limited Partner interests
    outstanding)                                                         124,277,254             134,849,373

  General Partners                                                          (321,581)               (312,060)

  Accumulated comprehensive income                                           558,341                 645,187

   Total Partners' equity                                                124,514,014             135,182,500

   Total liabilities and partners' equity                        $       125,026,866            $135,213,294






                      The accompanying notes are an integral
                          part of the financial statements.


                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                      For the Three Months
                                                                        Ended March 31,

                                                                    1999                     1998

Revenues:
   Interest income - PIMs:
      Base interest                                              $       1,783,094             $ 2,174,277
      Participation interest                                               922,438                   31,364
   Interest income - MBS                                                   340,452                  437,913
   Other interest income                                                   155,906                   62,129

            Total revenues                                               3,201,890                2,705,683

Expenses:
   Asset management fee to an affiliate                                    200,669                  215,203
   Expense reimbursements to affiliates                                      4,932                   43,236
   Amortization of prepaid fees and
    expenses                                                               430,947                  316,143
   General and administrative expenses                                      49,575                   69,971

            Total expenses                                                 686,123                  644,553

Net income                                                               2,515,767                2,061,130

Other comprehensive income:

     Net change in unrealized gain on MBS                                  (86,846)                (187,383)

Total comprehensive income                                            $ 2,428,921               $ 1,873,747

Allocation of net income (Note 4):

   Limited Partners                                              $       2,440,294              $ 1,999,296

   Average net income per Limited Partner
    interest (14,956,796 Limited Partner
    interests outstanding)                                       $             .16              $       .13

   General Partners                                              $          75,473              $    61,834





                         The accompanying notes are an integral
                            part of the financial statements.



                       KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS


                                                                                         For the Three Months
                                                                                           Ended March 31,

                                                                                         1999        1998
Operating activities:
   Net income                                                              $     2,515,767           $ 2,061,130
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of prepaid fees and expenses                                    430,947               316,143
      Shared appreciation income                                                  (703,860)                 -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                           75,366                43,119
         Increase (decrease) in liabilities                                        482,058               (95,978)

            Net cash provided by operating activities                            2,800,278             2,324,414

Investing activities:
   Principal collections on PIMs including shared
    appreciation and prepayment premium
    income of $703,860 in 1999                                                  16,322,830               260,151
   Principal collections on MBS                                                    941,294               967,691

            Net cash provided by investing activities                           17,264,124             1,227,842

Financing activities:
   Quarterly distributions                                                      (3,225,921)           (4,577,623)
   Special distributions                                                        (9,871,486)          (16,751,611)

            Net cash used for financing activities                             (13,097,407)          (21,329,234)

Net increase (decrease) in cash and cash equivalents                             6,966,995           (17,776,978)

Cash and cash equivalents, beginning of period                                  15,117,466            20,480,666

Cash and cash equivalents, end of period                                  $     22,084,461           $ 2,703,688




                        The accompanying notes are an integral
                           part of the financial statements.


                       KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                              NOTES TO FINANCIAL STATEMENTS

1.     Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make this information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1999, and its results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

During March 1999, the Partnership received a payoff of the Remington PIM in the amount of $12,199,298. The payoff was the result of a default on the underlying loan which resulted in the Partnership receiving all of the outstanding principal balance under the insurance feature of the PIM. However, due to the default the Partnership did not receive any participation income from this PIM.

During  February 1999, the  Partnership  received a payoff of the Pope Building
PIM in the amount of $3,176,761.  In addition,  the Partnership   received
$703,860  of  Shared   Appreciation  and prepayment  premium  income  and
$218,578 of Shared Income and Minimum Additional Interest upon the payoff of the underlying mortgage.

During May 1999 the Partnership  will pay a special  distribution of  $1.08
per  Limited  Partner   interest  from  the  principal proceeds,  Shared
Appreciation and prepayment proceeds received from Remington and the Pope Building.

During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner interest from the principal proceeds and prepayment proceeds received from Cross Creek during 1998.

At March 31, 1999, the Partnership=s PIM portfolio has a fair market value of approximately $85,796,000 and gross unrealized gains of $2,465,000.
The  Partnership=s  PIMs  have  maturities ranging from 2000 to 2032.

3.     MBS

As of March 31, 1999, the Partnership's MBS portfolio has an amortized cost of $17,220,389 and gross unrealized gains of $558,341.
The MBS portfolio has maturity dates ranging from 1999 to 2027.


                      KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS, continued



4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the three months ended March 31, 1999 is as follows:

                                                                            Accumulated    Total
                                             Limited            General    Comprehensive  Partners'
                                             Partners          Partners       Income       Equity

Balance at December 31, 1998            $ 134,849,373      $(312,060)        $ 645,187  $ 135,182,500

Net income                                  2,440,294         75,473              -         2,515,767

Quarterly distributions                    (3,140,927)       (84,994)             -        (3,225,921)

Special distributions                      (9,871,486)          -                 -        (9,871,486)

Decrease in unrealized gain
 on MBS                                         -                -             (86,846)       (86,846)

Balance at March 31, 1999                $ 124,277,254     $(321,581)        $ 558,341  $ 124,514,014


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

     The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The General Partners of the Partnership are in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained all written assurances that these providers would be Year 2000 ready.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, the Partnership has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the General Partners, and it is estimated that any future Year 2000 readiness costs will be borne by the General Partners. No estimate can be made at this time as to the impact of the readiness of such third parties.

Liquidity and Capital Resources

     The most significant demands on the Partnership's liquidity are quarterly distributions paid to investors. The quarterly distribution is $.21 per unit or approximately $3.14 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

     During March 1999, the Partnership received a payoff of the Remington PIM in the amount of $12,199,298. The payoff was the result of default on the underlying loan which resulted in the Partnership receiving all of the outstanding principal balance under the insurance feature of the PIM. However, due to the default the Partnership did not receive any participation income from this PIM.

     During February 1999, the Partnership received a payoff of the Pope Building PIM in the amount of $3,176,761. In addition, the Partnership received $703,860 of Shared Appreciation and prepayment premium income and $218,578 of Shared Income and Minimum Additional Interest upon the payoff of the underlying mortgage.

     During May 1999 the Partnership will pay a special distribution of $1.08 per Limited Partner interest from the principal proceeds, Shared Appreciation and prepayment proceeds received from Remington and the Pope Building.

     During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner interest from the principal proceeds and prepayment proceeds received from Cross Creek during 1998.

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

     The Partnership includes in cash and cash equivalents approximately $21.1 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

     The following discussion relates to the operations of the Partnership during the three months ended March 31, 1999 and 1998.

     Net income increased by $455,000 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase was primarily due to an $891,000 increase in participation interest on PIMs and a $94,000 increase in other interest income net of a $391,000 decrease in base interest on PIMs, a $97,000 decrease in MBS interest income and a $115,000 increase in amortization of prepaid fees and expenses.

     The increase in participation interest on PIMs was due to the receipt of participation interest from the Pope Building payoff during the first quarter of 1999. Other interest income increased as a result of higher average short-term investments held during the first quarter of 1999 as compared to the same period in 1998.

     The decrease in base interest on PIMs was due to the payoffs of Remington and the Pope Building in 1999 and the payoffs of Deering Place and Cross Creek in 1998. MBS interest income decreased due to the on-going prepayment of the Partnership's single-family MBS. Amortization of prepaid fees and expenses increased as the Partnership fully amortized the remaining prepaid fees and expenses related to Remington and the Pope Building.

     The Partnership funds a portion of its distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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




DATE: April 23, 1999.