Form 10-Q
period 1999-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1999-08-16
CIK 832095

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended                   June 30, 1999

                                  OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to


           Commission file number          0-17690


                Krupp Insured Mortgage Limited Partnership


       Massachusetts                                      04-3021395
(State or other jurisdiction                   (IRS employer identification no.)
of incorporation or organization)


One Beacon Street, Boston, Massachusetts                     02108
(Address of principal executive offices)                   (Zip Code)


                                 (617) 523-0066
              (Registrant's telephone number, including area code)



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

                         BALANCE SHEETS


                             ASSETS

                                                                             June 30,             December 31,
                                                                               1999                  1998

Participating Insured Mortgages ("PIMs")
 (Note 2)                                                              $    83,111,839        $    98,950,663
Mortgage-Backed Securities ("MBS") (Note 3)                                 16,642,317             18,806,870

   Total mortgage investments                                               99,754,156            117,757,533

Cash and cash equivalents                                                    5,145,574             15,117,466
Interest receivable and other assets                                           668,020                786,165
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $6,485,606 and
 $7,184,808, respectively                                                      654,926              1,167,020
Prepaid participation servicing fees, net of
 accumulated amortization of $1,932,201 and
 $2,170,982, respectively                                                      223,365                385,110

   Total assets                                                        $   106,446,041        $   135,213,294

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $         9,000        $        30,794

Partners' equity (deficit):
  Limited Partners                                                         106,547,324            134,849,373
   (14,956,856  Limited Partner interests
    outstanding)
  General Partners                                                            (340,484)              (312,060)
  Accumulated comprehensive income                                             230,201                645,187

  Total Partners' equity                                                   106,437,041            135,182,500

   Total liabilities and Partners' equity                              $   106,446,041        $   135,213,294




                                       The accompanying notes are an integral
                                          part of the financial statements.


                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                For the Three Months                 For the Six Months
                                                    Ended June 30,                     Ended June 30,

                                                   1999              1998             1999               1998
Revenues:
   Interest income - PIMs:
      Basic interest                      $   1,605,150     $   2,173,157     $  3,388,244       $  4,347,434
      Participation interest                     22,864            38,392          945,302             69,756
   Interest income - MBS                        320,798           409,975          661,250            847,888
   Other interest income                        159,870           118,553          315,776            180,682

            Total revenues                    2,108,682         2,740,077        5,310,572          5,445,760

Expenses:
   Asset management fee to
    an affiliate                                170,336           224,286          371,005            439,489
   Expense reimbursements to
    affiliates                                   29,238           (34,465)          34,170              8,771
   Amortization of prepaid
      fees and expenses                         242,892           316,144          673,839            632,287
   General and administrative
      expenses                                   53,498            72,585          103,073            142,556

            Total expenses                      495,964           578,550        1,182,087          1,223,103

Net income                                    1,612,718         2,161,527        4,128,485          4,222,657

Other comprehensive income:
   Net change in unrealized gain
      on MBS                                   (328,140)           88,476         (414,986)           (98,907)
Total comprehensive income                $   1,284,578     $   2,250,003     $  3,713,499       $  4,123,750

Allocation of net income
      (Note 4):

   Limited Partners                       $   1,564,336     $   2,096,681     $  4,004,630       $  4,095,977

   Average net income per
      Limited Partner interest
      (14,956,856 Limited
       Partner interests
       outstanding)                       $         .11     $         .14     $        .27       $        .27

   General Partners                       $      48,382     $      64,846     $    123,855       $    126,680





                                       The accompanying notes are an integral
                                          part of the financial statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS



                                                                             For the Six Months
                                                                                Ended June 30,

                                                                             1999                1998
Operating activities:
   Net income                                                     $     4,128,485       $   4,222,657
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                           673,839             632,287
      Shared appreciation income and prepayment premium                  (703,860)              -
      Changes in assets and liabilities:
         Decrease in interest receivable and
          other assets                                                    118,145              41,851
         Decrease in liabilities                                          (21,794)           (104,642)

            Net cash provided by operating activities                   4,194,815           4,792,153

Investing activities:
   Principal collections on PIMs including shared
    appreciation and prepayment premium income of
     $703,860 in 1999                                                  16,542,684             525,604
   Principal collections on MBS                                         1,749,567           2,299,086

            Net cash provided by investing activities                  18,292,251           2,824,690

Financing activities:
   Special distributions                                              (26,024,825)        (16,751,611)
   Quarterly distributions                                             (6,434,133)         (7,789,869)

            Net cash used for financing activities                    (32,458,958)        (24,541,480)

Net decrease in cash and cash equivalents                              (9,971,892)        (16,924,637)

Cash and cash equivalents, beginning of period                         15,117,466          20,480,666

Cash and cash equivalents, end of period                          $     5,145,574       $   3,556,029



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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

During May 1999, the Partnership paid a special distribution of $1.08 per Limited Partner interest from the principal proceeds, Shared Appreciation and prepayment premium received from Remington and the Pope Building.

During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner interest from the principal proceeds and prepayment premium received from Cross Creek during 1998.

At June 30, 1999, the Partnership's PIM portfolio has a fair value of $83,891,610 and gross unrealized gains of $779,771. The Partnership's PIMs have maturities ranging from 2000 to 2032. At June 30, 1999, the Partnership's participating insured mortgage loan was not delinquent of principal or interest.

3.     MBS

As of June 30, 1999, the Partnership's MBS portfolio has an amortized cost of $16,412,116 and gross unrealized gains of $230,201. The MBS portfolio has maturity dates ranging from 1999 to 2024.






                 KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS, continued


4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the six months ended June 30, 1999 is as follows:

                                                                                  Accumulated       Total
                                                Limited            General       Comprehensive     Partners'
                                                Partners           Partners         Income          Equity

Balance at December 31, 1998             $   134,849,373       $    (312,060)    $      645,187    $     135,182,500

Net income                                     4,004,630             123,855              -                4,128,485

Quarterly distributions                       (6,281,854)           (152,279)             -               (6,434,133)

Special distributions                        (26,024,825)              -                  -              (26,024,825)

Decrease in unrealized gain
 on MBS                                            -                   -               (414,986)            (414,986)

Balance at June 30, 1999                 $   106,547,324       $    (340,484)    $      230,201    $     106,437,041

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

The General Partners of the Partnership surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems that would materially impact its results of operations, liquidity or capital resources. Nevertheless the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact on the Partnership's results of operations, liquidity or capital resources.

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

During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner interest from the principal proceeds and prepayment premium received from Cross Creek during 1998.

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

During May 1999 the Partnership paid a special distribution of $1.08 per Limited Partner interest from the principal proceeds, Shared Appreciation and prepayment premium received from Remington and the Pope Building.

The General Partners estimate that the Partnership can maintain the quarterly distribution rate of $.21 per limited partner interest through 1999. However, in the event of further PIM prepayments the Partnership would be required to distribute proceeds from such prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

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

Operations

The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1999 and 1998.

Net income decreased by approximately $549,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 due primarily to prepayments of mortgage investments. Basic interest on PIMs decreased $568,000 during the second quarter of 1999 as compared to the second quarter of 1998 as a result of the payoffs of Remington and the Pope Building during the first quarter of 1999 and Deering Place and Cross Creek in the third quarter of 1998. MBS interest income decreased by $89,000 in 1999 versus 1998 due to the on-going prepayment of the Partnership's single-family MBS. Other interest income increased by $41,000 as a result of higher average short-term investments held during the second quarter of 1999 as compared to the same period in 1998. Amortization of prepaid fees and expenses decreased $73,000 as the Partnership had fully amortized the prepaid fees and expenses related to the Remington and Pope Building in the first quarter of 1999, and the Deering Place and Cross Creek in the third quarter of 1998. Asset management fee to an affiliate decreased $54,000 in 1999 due to prepayments reducing the Partnership's mortgage investments. Expense reimbursements to affiliates increased $64,000 in the second quarter of 1999 as compared to the second quarter of 1998, due to a refund received in 1998 reducing the 1998 expense.

Net income decreased by approximately $94,000 for the six months ended June 30, 1999 as compared to the corresponding period in 1998. Basic interest on PIMs decreased $959,000 during the first half of 1999 versus the first half of 1998 due to the payoffs of Remington and the Pope Building in 1999 and the payoffs of Deering Place and Cross Creek in the third quarter of 1998. MBS interest income decreased $187,000 due to the on-going prepayment of the Partnership's single-family MBS. The increase in participation interest on PIMs of $876,000 was due primarily to the receipt of $922,000 of participation interest from the Pope Building payoff during the first quarter of 1999. Other interest income increased $135,000 as a result of higher average short-term investments held during the first half of 1999 as compared to the same period in 1998. Asset management fee to an affiliate decreased $68,000 during 1999 as compared to 1998 due to the prepayments and principal collections reducing the Partnership's mortgage investments. The increase in amortization expense of $42,000 was caused by fully amortizing the remaining prepaid fees and expenses of the Pope Building PIM in the first quarter of 1999.

The Partnership funds a portion of its distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, basic interest on PIMs and other interest income.

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





                Krupp Insured Mortgage Limited Partnership
                                (Registrant)




                BY:    / s / Robert A. Barrows
                       Robert A. Barrows
                       Treasurer and Chief Accounting Officer of
                       Krupp Plus Corporation, a General Partner




DATE: August 5, 1999