Form 10-Q
period 1999-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 1999-11-15
CIK 832095

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                     FORM 10-Q

(Mark One)


X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999

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

                                    BALANCE SHEETS


                                        ASSETS

                                                                         September 30,           December 31,
                                                                               1999                   1998

Participating Insured Mortgages ("PIMs")
 (Note 2)                                                              $    82,887,489        $    98,950,663
Mortgage-Backed Securities ("MBS") (Note 3)                                 15,800,538             18,806,870

   Total mortgage investments                                               98,688,027            117,757,533

Cash and cash equivalents                                                    4,626,305             15,117,466
Interest receivable and other assets                                           663,924                786,165
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $ 6,670,991 and
 $ 7,184,808, respectively                                                     469,542              1,167,020
Prepaid participation servicing fees, net of
 accumulated amortization of $ 1,989,708 and
 $ 2,170,982, respectively                                                     165,857                385,110

   Total assets                                                        $   104,613,655        $   135,213,294

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $        13,500        $        30,794

Partners' equity (deficit):
  Limited Partners                                                         104,876,238            134,849,373
   (14,956,856  Limited Partner interests
    outstanding)
  General Partners                                                            (350,694)              (312,060)
  Accumulated comprehensive income                                              74,611                645,187

  Total Partners' equity                                                   104,600,155            135,182,500

   Total liabilities and Partners' equity                              $   104,613,655        $   135,213,294



                                       The accompanying notes are an integral
                                          part of the financial statements.


                                 KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
                                STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                For the Three Months                 For the Nine Months
                                                 Ended September 30,                  Ended September 30,
                                                   1999              1998          1999               1998
Revenues:
   Interest income - PIMs:
      Basic interest                      $   1,600,872     $   2,132,668     $  4,989,116       $  6,480,102
      Participation interest                     51,227           429,504          996,529            499,260
   Interest income - MBS                        300,315           386,113          961,565          1,234,001
   Other interest income                         62,712            66,988          378,488            247,670

            Total revenues                    2,015,126         3,015,273        7,325,698          8,461,033

Expenses:
   Asset management fee to
    an affiliate                                157,041           222,825          528,046            662,314
   Expense reimbursements to
    affiliates                                   29,238            24,810           63,408             33,581
   Amortization of prepaid
      fees and expenses                         242,892           406,173          916,731          1,038,460
   General and administrative
      expenses                                   70,656            37,465          173,729            180,021

            Total expenses                      499,827           691,273        1,681,914          1,914,376

Net income                                    1,515,299         2,324,000        5,643,784          6,546,657

Other comprehensive income:
      Net change in unrealized gain
         on MBS                                (155,590)          232,671         (570,576)           133,764

Total comprehensive income                $   1,359,709     $   2,556,671     $  5,073,208       $  6,680,421

Allocation of net income
      (Note 4):

   Limited Partners                       $   1,469,840     $   2,254,280     $  5,474,470       $  6,350,257

   Average net income per
      Limited Partner interest
      (14,956,856 Limited
       Partner interests
       outstanding)                       $         .10     $         .15     $        .37       $        .42

   General Partners                       $      45,459     $      69,720     $    169,314       $    196,400



                                       The accompanying notes are an integral
                                          part of the financial statements.



                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS




                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                 1999                  1998
Operating activities:
   Net income                                                              $   5,643,784         $   6,546,657
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                                  916,731             1,038,460
      Shared appreciation income and prepayment premium                         (703,860)             (268,638)
      Changes in assets and liabilities:
         Decrease in interest receivable and
          other assets                                                           122,241                68,212
         Decrease in liabilities                                                 (17,294)              (97,433)

            Net cash provided by operating activities                          5,961,602             7,287,258

Investing activities:
   Principal collections on PIMs including shared
    appreciation and prepayment premium income of $703,860 in 1999
     and $268,638 in 1998.                                                    16,767,034             4,695,644
   Principal collections on MBS                                                2,435,756             3,571,624

            Net cash provided by investing activities                         19,202,790             8,267,268

Financing activities:
   Quarterly distributions                                                    (9,630,729)          (11,005,126)
   Special distributions                                                     (26,024,824)          (20,789,946)

            Net cash used for financing activities                           (35,655,553)          (31,795,072)

Net decrease in cash and cash equivalents                                    (10,491,161)          (16,240,546)

Cash and cash equivalents, beginning of period                                15,117,466            20,480,666

Cash and cash equivalents, end of period                                   $   4,626,305         $   4,240,120



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

     In the opinion of the General Partners, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

     During May 1999, the Partnership paid a special distribution of $1.08 per Limited Partner interest from the principal proceeds, Shared Appreciation and prepayment proceeds received from the Remington and Pope Building PIMs.

     During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner interest from the principal proceeds and prepayment premium received from the Cross Creek PIM during 1998.

     At September 30, 1999, the Partnership's PIM portfolio had a fair value of $83,576,850 and gross unrealized gains of $689,361. The Partnership's PIMs have maturities ranging from 2000 to 2032. At September 30, 1999 the Partnership's participating insured mortgage loan was not delinquent of principal or interest.

3.     MBS

     As of September 30, 1999, the Partnership's MBS portfolio had an amortized cost of $15,725,927 and gross unrealized gains and losses of $198,304, and $123,693, respectively. The MBS portfolio has maturity dates ranging from 1999 to 2024.





                           KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS, continued



4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the nine months ended September 30, 1999 is as follows:

                                                                                     Accumulated            Total
                                                Limited             General         Comprehensive         Partner's
                                                Partners            Partners           Income               Equity


Balance at December 31, 1998             $   134,849,373       $    (312,060)    $      645,187    $     135,182,500

Net income                                     5,474,470             169,314               -               5,643,784

Quarterly distributions                       (9,422,781)           (207,948)              -              (9,630,729)

Special distributions                        (26,024,824)              -                   -             (26,024,824)

Decrease in unrealized gain
 on MBS                                            -                   -               (570,576)            (570,576)

Balance at September 30, 1999            $   104,876,238       $    (350,694)    $       74,611    $     104,600,155



5.     Subsequent Event

       Valley Manor Apartments PIM

     The Partnership received a repayment of the Valley Manor PIM in October of $4,425,993. The Partnership will not receive any additional interest from this prepayment because the underlying property's appraised value did not exceed the threshold required to realize additional interest. The Partnership plans on making a fourth quarter distribution of $.30 per Limited Partner Interest.

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

Impact of the Year 2000 Issue

     The General Partners have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to further understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

     In this regard, the General Partners, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

     The General Partners surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems that would materially impact its results of operations, liquidity or capital resources. Nevertheless the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

     The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact on the Partnership's results of operations, liquidity or capital resources.

     To date, the Partnership has incurred $13,778 of costs associated with being Year 2000 ready. The Partnership does not expect to incur any additional Year 2000 readiness costs.

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

     During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner Interest from the principal proceeds and prepayment premium received from the Cross Creek PIM during 1998.

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

     In October 1999 the Partnership received a repayment of the Valley Manor Apartments PIM of $4,425,993. The Partnership will not receive any Additional Interest as a result of this prepayment because the underlying property's appraised value did not exceed the threshold required to realize additional interest. The Partnership plans on making a fourth quarter distribution of $.30 per Limited Partner Interest.

     The General Partners estimate that the Partnership can maintain the quarterly distribution rate of $.21 per Limited Partner Interest through February 2000. However, in the event of further PIM prepayments the Partnership would be required to distribute proceeds from such prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

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

     Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Results of Operations

     The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1999 and 1998.

     Net income decreased by approximately $809,000 for the three months ended September 30, 1999 as compared to the corresponding period in 1998 due primarily to prepayments of mortgage investments and a decrease in participation interest. Basic interest on PIMs decreased $532,000 during the third quarter of 1999 as compared to the third quarter of 1998 as a result of the payoffs of Remington and Pope Building PIMs during the first quarter of 1999 and the Deering Place PIM and the Cross Creek PIM in the third and fourth quarters of 1998, respectively. Participation interest was higher in the third quarter of 1998 as compared to 1999 due to the receipt of $359,000 in Shared Appeciation income and Minimum Additional interest from the Deering Place PIM payoff during the third quarter of 1998. MBS interest income decreased by $86,000 in 1999 versus 1998 due to the on-going prepayment of the Partnership's single-family MBS. Amortization of prepaid fees and expenses decreased $163,000 as the Partnership had fully amortized the prepaid fees and expenses related to the Remington and Pope Building PIMs in the first quarter of 1999, and the Deering Place and Cross Creek PIMs in the third and fourth quarters of 1998, respectively. Asset management fees to an affiliate decreased $66,000 in 1999 due to prepayments reducing the Partnership's mortgage investments.

     Net income decreased by approximately $903,000 for the nine months ended September 30, 1999 as compared to the corresponding period in 1998. Basic interest on PIMs decreased $1,491,000 for the nine months ended September 1999 versus the same period in 1998 due to the payoffs of the Remington and Pope Building PIMs in 1999 and the payoffs of the Deering Place and Cross Creek PIMs in the third quarter of 1998. MBS interest income decreased $272,000 due to the on-going prepayment of the Partnership's single-family MBS. The increase in participation interest on PIMs of $497,000 was due primarily to the receipt of $922,000 of participation interest from the Pope Building payoff during the first quarter of 1999 as compared to the $359,000 received in 1998 from the Deering Place PIM payoff. Also, asset management fees decreased $134,000 during 1999 as compared to 1998 due to the prepayments and principal collections reducing the Partnership's mortgage investments. Amortization expense decreased by $122,000 as a result of fully amortizing the remaining prepaid fees and expenses of the Deering Place and Cross Creek PIMs and the Patrician multi-family MBS in 1998.

     Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline, interest income to the Partnership will decline.

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




DATE: October 29, 1999