Form 10-K
period 1999-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2000-03-31
CIK 832095

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1999

                                             OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to

Commission file number                    0-17690

                Krupp Insured Mortgage Limited Partnership
            (Exact name of registrant as specified in its charter)

         Massachusetts                                04-3021395
(State or other jurisdiction of
 incorporation or organization)            (IRS Employer Identification No.)


One Beacon Street, Boston, Massachusetts                 02108
(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code) (617) 523-0066 Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

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

The exhibit index is located on pages 10-11.

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

The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA"), "Fannie Mae" or the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and basic interest and also may provide the Partnership with participation in the current revenue stream and in residual value, if any, from the sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

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

As of December 31, 1999 there were no personnel directly employed by the Partnership.

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

The number of investors holding Units as of December 31, 1999 was approximately 13,200. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution.

During 1999, the Partnership made special distributions consisting of principal proceeds from the Pope Building, Remington, Valley Manor and Cross Creek PIM Prepayments.

During 1998, the Partnership made special distributions consisting primarily of principal proceeds from the Deering Place, Southland and Paddock Club Apartments PIM prepayments.

The Partnership will make special distributions in the future as PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership  made  distributions  to its Partners during the two years ended
December 31, 1999 and 1998 as follows:

                                                             1999                                  1998
                                                   Amount        Per Unit               Amount         Per Unit

Limited Partners                             $   12,563,709    $      .84           $ 13,909,819     $       .93
General Partners                                    260,692                              310,079
                                                 12,824,401                           14,219,898

Special Distributions:
Limited Partners                                 30,511,863    $     2.04             20,789,946     $      1.39

                                             $   43,336,264                        $  35,009,844


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

                                                      Year Ended December 31,
                                 1999                 1998                1997              1996             1995

Total revenues              $ 9,806,072          $  1,954,179       $  16,679,293   $    16,039,711   $    17,325,924

Net income                    7,502,317             9,100,138          12,188,074        11,372,365        13,270,482

Net income allocated
 to Partners:
  Limited Partners            7,277,247             8,827,134          11,822,432        11,031,194        12,872,368
  Average per Unit                  .49                   .59                 .79               .74               .86
  General Partners              225,070               273,004             365,642           341,171           398,114


Total assets at
   December 31               98,726,491           135,213,294         161,358,290       195,755,977       228,653,458



Distributions to
 Partners:
  Limited Partners           12,563,709            13,909,819          17,948,156        17,948,153        17,948,156
  Average per Unit                  .84                   .93               1.20               1.20              1.20

  General Partners              260,692               310,079             386,086           431,074           455,696

 Special Distribution
  Limited Partners           30,511,863            20,789,946          28,717,048        25,426,553               -
  Average Per Unit                 2.04                  1.39               1.92               1.70               -

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

Starting  in  1997,  the  General  Partners   conducted  an  assessment  of  the
Partnership's core internal and external computer information systems to understand the nature and extent of work required to make its systems Year 2000 ready. The Year 2000 readiness issue was concerned with the inability of computerized information systems to accurately calculate, store or use a date after 1999. The General Partners believed that a system failure or miscalculation could cause disruptions of operations.

As  a  result  of  this  concern,  the  General  Partners,  along  with  certain affiliates, upgraded their computer systems including their hardware and software so they would be Year 2000 ready. In addition, the General Partners surveyed the Partnership's material third-party service providers and significant vendors and received assurances that they were Year 2000 ready. The General Partners also developed contingency plans for all of their "mission-critical functions" to insure business continuity. As a result of these efforts and the efforts of third parties, the Year 2000 did not result in any disruption of activities to the Partnership.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors of approximately $3.1 million. Funds used for the investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of the decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections the General Partners believe the Partnership will need to adjust the current distribution rate of $.21 per Unit per quarter commencing with the distribution to be paid in May 2000. The General Partners will determine the revised rate during the first quarter of 2000.

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

On February 25, 2000 the Partnership received a payoff on the Brookside Apartments PIM in the amount of $4,531,910. The Borrower defaulted on the first mortgage loan and Fannie Mae paid off the MBS upon maturity in February 2000. The Partnership anticipates a first quarter special distribution of $.31 per unit. The Partnership is pursuing the receipt of approximately $307,000 in additional income due from the borrower. At this time, it is uncertain if the Partnership will receive this income.

During December 1999, the Partnership received prepayments on the Salishan, Saratoga, and Marina Shores Apartments PIMs, and the Patrician MBS. In addition to the principal proceeds of $14,666,235 from the Salishan PIM, the Partnership also received $146,662 of prepayment premium income and $311,650 of Shared Interest Income and Minimum Additional Income. The Partnership received $6,008,565 of principal proceeds from the Marina Shores PIM along with $176,679 of Shared Appreciation and prepayment premium income. The principal proceeds from the Saratoga PIM and the Patrician MBS prepayments were $6,204,895 and $7,830,263, respectively. The Partnership did not receive any additional interest on the Saratoga prepayment. On January 11, 2000, the Partnership paid a special distribution of $2.37 per Limited Partner interest from the principal proceeds, Shared Appreciation and prepayment premium received from these four payoffs.

In October 1999 the Partnership received a repayment of the Valley Manor Apartments PIM of $4,425,993. The Partnership did not receive any Additional Interest as a result of this prepayment because the underlying property's appraised value did not exceed the threshold required to realize additional interest. In November 1999 the Partnership paid a special destribution of $.30 per Limited Partner interest from the Valley Manor proceeds. In February 1999, the Partnership received a payoff of the Pope Building PIM in the amount of
$3,176,761. In addition, the Partnership received $703,860 of Shared Appreciation and prepayment premium income and $218,578 of Shared Income and Minimum Additional Interest upon the payoff of the underlying mortgage. During March 1999, the Partnership received a payoff of the Remington PIM in the amount of $12,199,298. The payoff was the result of a default on the underlying loan which resulted in the Partnership receiving all of the outstanding principal balance under the insurance feature of the PIM. However, due to the default the Partnership did not receive any participation income from this PIM. During May 1999, the Partnership paid a special distribution of $1.08 per Limited Partner interest from the principal proceeds received from the Remington and Pope
Building PIMs and the Shared Appreciation and prepayment premium proceeds received from the Pope Building PIM.

During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner Interest from the principal proceeds and prepayment premium received from the Cross Creek PIM in 1998. The prepayment of the Cross Creek PIM remaining principal balance amounted to $9,414,586 with Additional Income (in lieu of a prepayment premium) of approximately $318,000 was received along with Shared Income of approximately $60,000.

The Partnership made two special distributions during 1998. On July 27, 1998 and August 26, 1998, the Partnership received a partial prepayment and final prepayment of approximately $654,000, and $2,985,000, respectively, for the Deering Place Apartments PIM. In addition to the principal prepayment the Partnership received minimum additional interest and shared interest income of $90,195 and a prepayment premium of $268,638. The Partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on September 18, 1998 in the amount of $.27 per Limited Partner interest. In January 1998, a $1.12 per Unit special distribution was made with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received in 1997. During the fourth quarter of 1997, the Partnership received the principal repayments totaling $15.2 million when those two properties were sold. In addition to the principal repayments, the Partnership received a total of $380,000 of accrued Additional Interest from both properties and $565,000 of Shared Appreciation Income on Southland Station and a $895,000 prepayment premium on Paddock Club.

Most of the properties had stable operating results in 1999. High occupancy rates were maintained at more than half of the properties due to stable or improving markets. However, due to poor operating performance, the General Partners are closely monitoring the Wildflower apartments PIM property which is located in the thriving Las Vegas market. Wildflower has suffered a dramatic decline in occupancy to the mid-80% range at year-end that is not representative of the rest of the market. Wildflower, which offers only a basic apartment, does not compete successfully with the newer apartment properties, which have many amenities that have been built since the strong Las Vegas economy has fostered a tremendous construction boom.

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

The Partnership includes in cash and cash equivalents approximately $38.9 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 1999, the Partnerships PIMs, PIMIs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular dividend distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                    Expected maturity dates ($ in thousands)


                                 2000         2001       2002        2003        2004     Thereafter       Total      Fair
                                                                                                           Value      Value

Interest-sensitive assets:

MBS                            $1,599      $1,375     $ 1,183       $1,017    $   875       $ 1,436       $ 7,486    $ 7,460
Weighted
Average interest rate            7.95%       7.95%       7.95%        7.95%      7.95%         7.95%         7.95%

PIMs                           18,386         424         459          496        538        31,088        51,390     51,247
Weighted
Average interest rate            7.82%       7.82%       7.82%        7.82%      7.82%         7.82%         7.82%

Total Interest-
sensitive assets              $19,985      $1,799$      1,642       $1,513$     1,413       $32,524       $58,876    $58,707


Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 1999, 1998 and 1997.


                                                                       (Amounts in thousands)
                                                             1999             1998              1997

   Interest income on PIMs:
      Basic interest                                      $   6,325        $    9,089         $ 10,887
      Participation interest                                  1,666               865             3,710
   Interest income on MBS                                     1,206             1,595             1,493
   Other interest income                                        609               406               589
   Partnership expenses                                      (1,006)           (1,219)           (1,574)
   Amortization of prepaid fees and
    expenses                                                 (1,298)           (1,636)           (2,917)

          Net income                                       $  7,502        $    9,100         $  12,188

Net income decreased by approximately $1,598,000 during 1999 as compared to 1998. This decrease was due primarily to lower basic interest on PIMs and interest income on MBS in the amounts of approximately $2,764,000 and $389,000, respectively. This was partially offset by an increase in Participation interest of approximately $801,000 and decreases in asset management fees and amortization expense, in the amounts of approximately $215,000 and $338,000, respectively. The reduction in basic interest on PIMs is due to the payoff of the Remington, Pope Building and Valley Manor PIMs in 1999 and the payoffs of the Deering Place and Cross Creek PIMs in 1998. The decrease in MBS interest income was due to the on-going prepayment of the Partnership's single-family MBS. The increase in participation interest on PIMs was due primarily to the receipt of $922,000, $458,000 and $177,000 of participation interest from the Pope Building, Salishan and Marina Shores PIM prepayments as compared to the $359,000 and $378,000 received in 1998 from the Deering Place and Cross Creek PIM payoffs, respectively. Also, asset management fees decreased during 1999 as compared to 1998 due to the prepayments and principal collections reducing the Partnership's mortgage investments. Amortization expense was greater in 1998 as a result of the full amortization of the remaining prepaid fees and expenses of the Deering Place and Cross Creek PIMs and the Patrician multi-family MBS in 1998 exceeding the amount of amortization resulting from the PIM prepayments occurring in 1999.

Net income decreased by approximately $3,088,000 during 1998 as compared to 1997. The decrease was primarily due to lower basic interest and participation interest. The decrease in basic interest of approximately $1,798,000 was a result of the Deering Place and Cross Creek PIM prepayments during 1998, and the prepayments of the Rock Creek, Silver Springs, Hampton Ridge, Southland Station and Paddock Club PIM's during 1997 and the Patrician PIM converting to a non-participating insured mortgage during the fourth quarter of 1997. Participation interest declined by approximately $2,845,000 as a result of the significant level of PIM prepayments in 1997 mentioned above exceeding the level of participation interest received when the Deering Place and Crosscreek PIM prepayments occurred in 1998. Other interest income decreased in 1998 as compared to 1997 due to lower average short-term investment balances during 1998 when compared to 1997. Amortization expense decreased for the twelve month period ending 1998 as compared to the same period in 1997 as a result of the Partnership fully amortizing the costs associated with the PIMs that were prepaid in 1997. The decrease in Partnership expenses was due primarily to lower asset management fees resulting from the prepayments of the Deering Place and Crosscreek PIMs in 1998 and the Rock Creek, Silver Springs, Hampton Ridge, Paddock Club and Southland PIMs in 1997. In addition, lower transfer agent costs were incurred in 1998 and a rebate was received for expense reimbursements related to 1997 during the second quarter of 1998.

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

                                Position with
Name and Age                    Krupp Plus Corporation

Douglas Krupp (53)              President, Co-Chairman of the Board and Director
George Krupp (55)               Co-Chairman of the Board and Director
Peter F. Donovan (46)           Senior Vice President
Ronald Halpern (58)             Senior Vice President
Robert A. Barrows (42)          Vice President and Treasurer
Carol J.C. Mills (50)           Vice President

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

George Krupp (age 55) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest servicer of commercial mortgages in the United States. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

Ronald Halpern is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

Robert A.  Barrows  is Senior  Vice  President  and Chief  Financial  Officer of
Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $7.2 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,956,796 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

(b)     Exhibits:
        Number and Description
        Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4) Instruments defining the rights of security holders including indentures:

          (4.1)Agreement  of  Limited  Partnership  dated  as of July  19,  1988
               [Exhibit A included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

          (4.2)Subscription  Agreement  whereby a subscriber  agrees to purchase
               Units and  adopts  the  provisions  of the  Agreement  of Limited
               Partnership [Exhibit D included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

          (4.3)Copy  of  First  Amended  and  Restated  Certificate  of  Limited
               Partnership filed with the Massachusetts Secretary of State on July 1, 1988. [Exhibit 4.4 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

     (10)   Material Contracts:

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

            Richmond Park Apartments

          (10.2)  Prospectus  for  GNMA  Pool  No.  260865  (PL)  [Exhibit  1 to
               Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

          (10.3)   Subordinated   Multifamily   Open-End   Mortgage   (including
               Subordinated Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simmon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

          (10.4)  Participation  Agreement  dated July 31,  1989  between  Krupp
               Insured Mortgage Limited Partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 3 to Registrant's report on Form 8-K dated August 30, 1989 (File No. 0-17690)].*

            Wildflower Apartments

          (10.5)  Prospectus  for GNMA  Pool No.  280652(PL)  [Exhibit  10.30 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

          (10.6) Subordinated  Multifamily Deed of Trust dated December 12, 1989
               (including Subordinated Promissory Note) between Lincoln Wildflower Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

            Brookside Apartments

          (10.7) Supplement  to  Prospectus  dated  November 1, 1989 for Federal
               National Mortgage Association Pool Number MX-073009 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

          (10.8) Subordinated Multifamily Deed of Trust dated January 30, 1990 between Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

          (10.9)  Subordinated  Promissory  Note dated  January 30, 1990 between
               Brookside Manzanita and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

            Bell Station Apartments

          (10.10)  Supplement  to  Prospectus  dated  April 1, 1990 for  Federal
               National Mortgage Association Pool Number MX-073011 [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

          (10.11) Subordinated Multifamily Mortgage dated March 28, 1990 between
               Bell Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

          (10.12) Subordinated Promissory Note dated March 28, 1990 between Bell
               Station Associates, L.P. and Krupp Insured Mortgage Limited Partnership [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended March 31, 1990 (File No. 0-17690)].*

            The Enclave Apartments

          (10.13)  Supplement  to  Prospectus  dated  April 1, 1990 for  Federal
               National Mortgage Association Pool Number MX-073013 [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

          (10.14)  Subordinated  Multifamily  Open-End  Mortgage dated April 26,
               1990 between Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

          (10.15)  Subordinated  Promissory  Note dated April 26,  1990  between
               Beavercreek Associates and Krupp Insured Mortgage Limited Partnership [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            Creekside Apartments

          (10.16)  Subordinated  Promissory  Note  dated June 28,  1990  between
               Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

          (10.17)  Subordinated  Multifamily  Deed of Trust  dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

          (10.18)  Participation  Agreement  dated June 28, 1990  between  Krupp
               Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

            * Incorporated by reference.

(c) Reports on Form 8-K During the last quarter of the year ended December 31, 1999, the Partnership did not file any reports on Form 8-K.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2000.


KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

By:    Krupp Plus Corporation, a General
       Partner


By:     /s/ Douglas Krupp
       Douglas Krupp, President, Co-Chairman (Principal Executive Officer), and Director of Krupp Plus Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2000.

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



 /s/ Robert A. Barrows        Vice President and Treasurer of Krupp Plus
 Robert A. Barrows            Corporation, a General Partner

                                        APPENDIX A

                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP











                             FINANCIAL STATEMENTS AND SCHEDULE
                                     ITEM 8 of FORM 10-K

                  ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                            For the Year Ended December 31, 1999

                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants                                            F-3

Balance Sheets at
 December 31, 1999 and 1998                                                  F-4

Statements of Income and Comprehensive Income for the Years Ended
 December 31, 1999, 1998 and 1997                                            F-5

Statements of Changes in Partners' Equity for the Years Ended
 December 31, 1999, 1998 and 1997                                            F-6

Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997                                            F-7

Notes to Financial Statements                                         F-8 - F-14

Schedule IV - Mortgage Loans on Real Estate                          F-15 - F-17


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Insured Mortgage Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of partners' equity and of cash flows, and
Schedule IV, present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the "Partnership") at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



                                                      PricewaterhouseCoopers LLP





Boston, Massachusetts
March 9, 2000



                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                    BALANCE SHEETS

                             December 31, 1999 and 1998


                                        ASSETS

                                                                                   1999                  1998

   Participating Insured Mortgages ("PIMs")
    (Notes B, C, H and I)                                                    $  51,390,092         $  98,950,663
   Mortgage-Backed Securities ("MBS")
    (Notes B, D and H)                                                           7,460,112            18,806,870

        Total mortgage investments                                              58,850,204           117,757,533

   Cash and cash equivalents (Notes B, C, H and I)                              39,434,806            15,117,466
   Interest receivable and other assets                                            187,363               786,165
   Prepaid acquisition fees and expenses, net of
    accumulated amortization of $3,151,323 and
    $7,184,808 respectively (Note B)                                               184,416             1,167,020
   Prepaid participation servicing fees, net of
    accumulated amortization of $1,033,292 and
    $2,170,982, respectively (Note B)                                               69,702               385,110

        Total assets                                                         $  98,726,491          $135,213,294



                                           LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                                               $      19,550          $     30,794

   Partners' equity (deficit) (Notes A, C, E and I):

     Limited Partners                                                           99,051,048           134,849,373
      (14,956,796 Limited Partner interests
         outstanding)
     General Partners                                                             (347,682)             (312,060)

   Accumulated Comprehensive Income  (Note B)                                        3,575               645,187

        Total Partners' equity                                                  98,706,941           135,182,500

        Total liabilities and Partners' equity                               $  98,726,491         $ 135,213,294



                                        The accompanying notes are an integral
                                           part of the financial statements.


                                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                              For the Years Ended December 31, 1999, 1998 and 1997



                                                                        1999               1998              1997
Revenues (Note B):
 Interest income - PIMs (Note C):
 Basic interest                                                  $   6,324,994       $   9,088,624      $  10,887,208
 Participation interest                                              1,665,793             865,027          3,709,622
 Interest income - MBS (Note D)                                      1,205,925           1,594,765          1,493,309
 Other interest income                                                 609,360             405,763            589,154

             Total revenues                                          9,806,072          11,954,179         16,679,293

Expenses:
 Asset management fee to an
  affiliate (Note F)                                                   703,699             918,778          1,129,880
 Expense reimbursements to affiliates
  (Note F)                                                              92,642              58,391            164,813
 Amortization of prepaid fees and expenses
 (Note B)                                                            1,298,012           1,636,030          2,916,678
 General and administrative                                            209,402             240,842            279,848

             Total expenses                                          2,303,755           2,854,041          4,491,219

Net income (Note G)                                                  7,502,317           9,100,138         12,188,074

Other comprehensive income
       Net Change in unrealized gain
        on MBS                                                        (641,612)           (145,118)           363,536

Total comprehensive income                                       $   6,860,705       $   8,955,020      $  12,551,610

Allocation of net income (Note E):

 Limited Partners                                                $   7,277,247       $   8,827,134      $  11,822,432

 Average net income per Limited Partner
  interests                                                      $         .49       $         .59      $         .79
 (14,956,796 Limited Partner interests
  outstanding)

 General Partners                                                $     225,070       $     273,004      $     365,642




                                       The accompanying notes are an integral
                                          part of the financial statements.


                            KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                             STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                       For the Years Ended December 31, 1999, 1998 and 1997



                                                                                         Accumulated         Total
                                                      Limited            General        Comprehensive      Partners'
                                                      Partners           Partners           Income           Equity


Balance at December 31, 1996                     $  195,564,776         $ (254,541)    $    426,769        $195,737,004

Net income                                           11,822,432            365,642            -              12,188,074

Quarterly distributions                             (17,948,156)          (386,086)           -             (18,334,242)

Special Distributions                               (28,717,048)            -                 -             (28,717,048)

Change in unrealized
  gain on MBS                                          -                    -               363,536             363,536

Balance at December 31, 1997                        160,722,004           (274,985)         790,305         161,237,324

Net income                                            8,827,134            273,004           -                9,100,138

Quarterly distributions                             (13,909,819)          (310,079)          -              (14,219,898)

Special Distributions                               (20,789,946)            -                -              (20,789,946)

Change in unrealized
  gain on MBS                                          -                    -              (145,118)           (145,118)

Balance at December 31, 1998                        134,849,373           (312,060)         645,187         135,182,500

Net income                                            7,277,247            225,070        -                   7,502,317

Quarterly distributions                             (12,563,709)          (260,692)          -              (12,824,401)

Special Distributions                               (30,511,863)                             -              (30,511,863)

Change in unrealized
  loss gain on MBS                                     -                                   (641,612)           (641,612)

Balance at December 31, 1999                     $   99,051,048        $  (347,682)     $     3,575       $  98,706,941



                                          The accompanying notes are an integral
                                             part of the financial statements.





                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOWS

                    For the Years Ended December 31, 1999, 1998 and 1997



                                                                              1999                1998                  1997
Operating activities:
   Net income                                                           $   7,502,317        $   9,100,138         $  12,188,074
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and
      expenses                                                              1,298,012            1,636,030             2,916,678
      Shared appreciation income and prepayment
         premiums                                                          (1,027,201)            (586,560)           (2,620,113)
    Changes in assets and liabilities:
         Decrease in interest receivable
            and other assets                                                  598,802              150,718               355,951
         Increase (decrease) in liabilities                                   (11,244)             (90,172)              101,993

            Net cash provided by operating activities                       8,360,686           10,210,154            12,942,583

Investing activities:
   Principal collections on PIMs including
     shared appreciation income and prepayment premium
      income of $1,027,201 in 1999, $586,560 in 1998
       and $2,620,113 in 1997, respectively                                48,587,772           14,687,620            46,486,602
   Principal collections on MBS                                            10,705,146            4,748,870             2,045,694

            Net cash provided by investing activities                      59,292,918           19,436,490            48,532,296

Financing activities:
   Quarterly distributions                                                (12,824,401)         (14,219,898)          (18,334,242)
   Special distributions                                                  (30,511,863)         (20,789,946)          (28,717,048)

        Net cash used for financing activities                            (43,336,264)         (35,009,844)          (47,051,290)

Net (decrease)increase in cash and
      cash equivalents                                                     24,317,340           (5,363,200)           14,423,589

Cash and cash equivalents, beginning of year                               15,117,466           20,480,666             6,057,077

Cash and cash equivalents, end of year                                  $  39,434,806        $  15,117,466         $  20,480,666

Supplemental disclosure of non-cash investing
   activities:
      Reclassification of investment in PIM to
          a MBS                                                         $       -            $       -             $   8,024,709




                              The accompanying notes are an integral
                                  part of the financial statements.

                             KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

A.      Organization

Krupp Insured Mortgage Limited Partnership (the "Partnership") was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was organized for the purpose of investing in multi-family loans and mortgage backed securities. The Partnership issued all of the General Partner Interests to two General Partners in exchange for capital contributions aggregating $3,000. Krupp Plus Corporation and Mortgage Services Partners Limited Partnership are the General Partners of the Partnership and Krupp Depositary Corporation is the Corporate Limited Partner. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

The Partnership commenced the public offering of Units on July 22, 1988 and completed its public offering on May 23, 1990 having sold 14,956,696 Units for $298,678,321 net of purchase volume discounts of $457,599. In addition, Krupp Depository owns one hundred units.

B.      Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G):

MBS

The Partnership, in accordance with Financial Accounting Standards Board's Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FAS 130). FAS 130 established standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

PIMs

The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association (GNMA) or Fannie Mae MBS at amortized cost.

The insured mortgage portion of its Federal Housing Administration (FHA) PIM is carried at amortized cost. The Partnership holds this FHA insured mortgage at amortized cost since the loan is fully insured by the FHA.

Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA or Fannie Mae MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership.



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

C.      PIMs

At December 31, 1999 and 1998, the Partnership had investments in six PIMs and twelve PIMs, respectively. The Partnership's PIMs consist of (a) a GNMA or
Fannie Mae MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD's FHA lending program (collectively the "insured
mortgages"),   and  (b)  participation  interests  in  the  revenue  stream  and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and Fannie Mae MBS, and HUD insures the FHA mortgage loan. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% to 1% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property,
(ii) "Shared Income Interest" which is 25% to 35% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned
                               Continued
during such month, (iii) "Shared Appreciation Interest" which is 25% to 35% of any increase in the value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited in any year to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property.

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

During December 1999, the Partnership received prepayments on the Salishan, Saratoga, and Marina Shores Apartments PIMs, and the Patrician MBS. In addition to the principal proceeds from the Salishan PIM of $14,666,235, the Partnership received $146,662 of prepayment premium income and $311,650 of Shared Interest Income and Minimum Additional Income. The Partnership received $6,008,565 of principal proceeds from the Marina Shores PIM along with $176,679 of Shared Appreciation and prepayment premium income. The principal proceeds from the Saratoga PIM and the Patrician MBS prepayments were $6,204,895 and $7,830,263, respectively. The Partnership did not receive any additional interest on the Saratoga prepayment. On January 11, 2000, the Partnership paid a special distribution of $2.37 per Limited Partner interest from these four payoffs.

During November 1999, the Partnership paid a special distribution of $.30 per Limited Partner interest from the principal proceeds received from the Valley Manor PIM prepayment of $4,425,993. The Partnership did not receive any participation income from this PIM prepayment.

During May 1999, the Partnership paid a special distribution of $1.08 per Limited Partner interest from the principal proceeds, Shared Appreciation and prepayment proceeds received from the Remington and Pope Building PIMs (see below).

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

                                       Continued

On July 27, 1998 and August 26, 1998, the Partnership received a partial prepayment and final prepayment of approximately $654,000, and $2,985,000, respectively, for the Deering Place Apartments PIM. In addition to the principal repayment, the Partnership received minimum additional interest and shared interest income of $90,195 and a prepayment penalty of $268,638. The Partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on September 18, 1998 in the amount of $.27 per Limited Partner interest.

During January 1998, the Partnership made a $1.12 per Unit special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997.

At December 31, 1999 and 1998 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

The Partnership's PIMs consisted of the following at December 31, 1999 and 1998:

                 Aggregate                   Permanent         Maturity
                  Original       Number       Interest           Date                      Investment Basis
Issuer           Principal      of PIMs      Rate Range          Range                      at December 31,
                                                                                          1999             1998
GNMA         $  27,600,000          2       7.50% - 7.75%     2024 to 2025          $  25,336,550    $   57,833,529
                    (a)            (b)
Fannie Mae      19,400,000          3                7.5%         2000                 17,995,214        33,010,473
                                   (c)
FHA              8,354,500          1              8.305%         2031                  8,058,328         8,106,661

             $  55,354,500          6                                               $  51,390,092    $   98,950,663

          (a) Includes one PIM - Richmond Park - in which the Partnership held 38% of the total PIM. The remaining portion is held by an affiliate of the Partnership.

          (b) The Partnership had seven GNMA PIMs as of December 31, 1998. During 1999, the Partnership received prepayments on the Pope Building, Valley Manor, Remington, Saratoga and Marina Shores GNMA PIMs.

          (c) The Partnership had four Fannie Mae PIMs as of December 31,1998. During 1999 the Partnership received a prepayment of the Salishan Apartments PIM.

The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 5 states. The apartment complexes range in size from 92 to 736 units.

D.    MBS

At December 31, 1999, the Partnership's MBS portfolio has an amortized cost of $7,456,537 and gross unrealized gains of $140,027 and gross unrealized losses of $136,452. At December 31, 1998, the Partnership's MBS portfolio had an amortized cost of $18,161,683 and gross unrealized gains of $645,187. The MBS portfolio has maturity dates ranging from 2016 to 2024.

                                                                                            Unrealized
                  Maturity Date                              Fair Value                     Gain/(Loss)
                  2001 - 2005                               $     -                       $      -
                  2006 - 2010                                     -                              -
                  2011 - 2024                                  7,460,112                       3,575

                              Total                         $  7,460,112                  $    3,575


                                              Continued

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

As of December 31, 1999, the following cumulative partner contributions and allocations have been made since inception of the Partnership:


                                                        Corporate                           Accumulated
                                                         Limited           General         Comprehensive
                                      Unitholders        Partner           Partners           Income             Total

Capital
   contributions                    $298,678,321       $    2,000        $     3,000       $       -          $298,683,321

Syndication costs                    (20,431,915)             -                  -                 -           (20,431,915)

Quarterly
   Distributions                    (214,634,242)          (1,549)        (4,707,915)                         (219,343,706)

Special
   Distributions                    (105,444,705)            (705)               -                 -          (105,445,410)

Net income                           140,882,861              982          4,357,233               -           145,241,076

Unrealized
   gain on MBS                             -                   -                 -              3,575                3,575

Balance,
   December 31, 1999                $ 99,050,320       $      728        $  (347,682)       $   3,575         $ 98,706,941


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

                                        Continued

G.     Federal Income Taxes


The reconciliation of the net income reported in the accompanying statement of income with the income reported in the Partnership's 1999 federal income tax return is as follows:

        Net income per statement of income                                                $   7,502,317

        Book to tax difference for timing of PIM
         income                                                                                (263,674)
        Book to tax difference for amortization of
         prepaid expenses and fees                                                           (1,791,904)

        Net income for federal income tax purposes                                        $   5,446,739



The allocation of the 1999 net income for federal income tax purposes is as follows:

                                                                      Portfolio
                                                                        Income

              Unitholders                                             $5,314,117
              Corporate Limited Partner                                       36
              General Partners                                           132,586

                                                                      $5,446,739

For the years ended December 31, 1999, 1998 and 1997 the average per unit income to the Unitholders for federal income tax purposes was $.36, $.60 and $.83 respectively.

The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $2,634,000 and $3,823,000 at December 31, 1999 and 1998, respectively. The basis of the Partnership's liabilities for financial reporting purposes are less than its tax basis by approximately $265,000 and $0 at December 31, 1999 and 1998, respectively.

H.    Fair Value Disclosure of Financial Instruments

The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

Cash and cash equivalents

The carrying amount approximates fair value due to the short maturity of those instruments.

MBS

The Partnership estimates the fair value of MBS based on quoted market prices. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains and losses of approximately $140,000 and $136,000 at December 31, 1999 and $645,000 and $0 at December 31, 1998.


                                Continued

PIMs

There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership's estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of approximately $168,000 and $311,000, respectively, at December 31, 1999, and gross unrealized gains of approximately $2,527,000 at December 31, 1998.

At December 31, 1999 and 1998, the estimated fair values of the Partnership's financial instruments are as follows:

                                                           (Amounts in thousands)
                                                          1999                            1998
                                                   Fair           Carrying          Fair         Carrying
                                                  Value              Value         Value          Value

  Cash and cash equivalents                      $  39,435         $  39,435      $ 15,117        $ 15,117

  MBS                                                7,460             7,460        18,807          18,807

  PIMS                                              51,247            51,390       101,478          98,951

                                                 $  98,142         $  98,285      $135,402        $132,875

I. Subsequent Event

On February 25, 2000 the Partnership received a payoff on the Brookside Apartments PIM in the amount of $4,531,910. The Borrower defaulted on the first mortgage loan and Fannie Mae paid off the MBS upon maturity in February 2000. The Partnership anticipates a first quarter special distribution of $.31 per unit. The Partnership is pursuing the receipt of approximately $307,000 in additional income due from the borrower. At this time, it is uncertain if the Partnership will receive this income.


                             KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE


                                                 Normal                                     Carrying
                                                 Monthly       Original                     Amount at
                        Interest     Maturity    Payment         Face       Current Face     12/31/99
PIMs (a)                Rate (b)     Date (i)   (j)(k)(l)       Amount         Amount          (n)

GNMA

Richmond Park Apts.         7.50%
Richmond Heights,     (c) (d) (e)    8/15/24      67,400      $10,000,000   $ 9,123,297    $ 9,123,297
OH


Wildflower Apts.            7.75%
Las Vegas, NV             (c) (h)    1/15/25     122,000       17,600,000    16,213,253     16,213,253

                                                               27,600,000    25,336,550     25,336,550
Fannie Mae

Bell Station Apts.          7.50%                 35,700
Montgomery, AL        (c) (f) (g)     4/1/00        (m)         5,300,000     4,916,392      4,916,392

Brookside Apts.             7.50%                 33,000
Carmichael, CA        (c) (d) (e)     2/1/00        (m)         4,900,000     4,536,418      4,536,418


The Enclave Apts.           7.50%                 62,000
Beavercreek, OH       (c) (d) (g)     5/1/00        (m)         9,200,000     8,542,404      8,542,404

                                                               19,400,000    17,995,214     17,995,214
FHA

Creekside Apts.            8.305%
Portland, OR          (c) (d) (e)    11/1/31      61,600        8,354,500     8,058,328      8,058,328

      Total                                                   $55,354,500   $51,390,092    $51,390,092



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

          (d) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.

          (e) Shared appreciation interest is based on 25% of any increase in the value of the project over the specified base value.

          (f) Shared income interest is based on 30% of monthly gross rental income over a specified base amount.

          (g) Shared appreciation interest is based on 30% of any increase in the value of the project over the specified base value.

          (h) Shared income interest is based on 35% of monthly gross rental income over a specified base amount and shared appreciation interest is based on 35% of any increase in the value of the project over the specified base value.

          (i) The Partnership's GNMA MBS and HUD direct mortgages have call provisions, which allow the Partnership to accelerate their respective maturity dates.

          (j) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgages.
          (k) PIMs generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.

          (l) The normal monthly payment consisting of principal and interest for a Fannie Mae PIM is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at the end of year ten.

          (m) The approximate principal balance due at maturity for each PIM, respectively, is as follows:

                          KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP




                            PIM                                 Amount

                     Bell Station Apartments                  $ 4,897,000
                     Brookside Apartments                     $ 4,527,000
                     The Enclave Apartments                   $ 8,500,000


          (n) The aggregate cost of PIMs for federal income tax purposes is $51,390,092.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, is as follows:

                                                         1999                   1998                  1997

Balance at beginning of period                      $  98,950,663          $ 113,051,723          $164,942,921

Deductions during period:
     Reclassification                                  -                     -                      (8,024,709)
     Prepayments and
       principal collections                          (47,560,571)           (14,101,060)          (43,866,489)

Balance at end of period                            $  51,390,092          $  98,950,663          $113,051,723

Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 1999 and the period from inception through December 31, 1999. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                  (Unaudited)

                                 (Amounts in thousands, except per Unit amounts)

                                                                                    Year             Inception
                                                                                   Ended             Through
                                                                                  12/31/99           12/31/99
Distributable Cash Flow:
Income for tax purposes                                                         $   5,447           $   147,617
Items not requiring or (not providing) the use
   of operating funds:
        Shared Appreciation income                                                 (1,027)               (5,217)
        Amortization of prepaid fees and expenses                                   3,090                16,680
        Interest rate reduction
           collectible in the future                                                  264                   -
        Acquisition expenses paid from offering
           proceeds charged to operations                                             -                     184
        Gain on sale of MBS                                                           -                    (417)

        Total Distributable Cash Flow ("DCF")                                   $   7,774           $   158,847

        Limited Partners Share of DCF                                           $   7,541           $   154,082

        Limited Partners Share of DCF per Unit                                  $   .50             $     10.30 (c)

        General Partners Share of DCF                                           $     233           $     4,765

Net Proceeds from Capital Transactions:

        Prepayments and principal collections on PIMs
           including shared appreciation income                                   $48,588             $ 142,171
        Principal collections on MBS                                               10,705                77,676
        Principal collections on MBS and PIMs
           reinvested                                                                      -            (14,537)
        Gain on sale of MBS                                                            -                    417

        Total Net Proceeds from Capital Transactions                            $  59,293           $   205,727

Cash available for distribution

        (DCF plus Net Proceeds from Capital
           Transactions)                                                        $  67,067           $   364,574

Distributions:

        Limited Partners                                                        $  78,523 (a)       $   358,670

        Limited Partners Average per Unit                                       $    5.25 (a)       $     23.98 (b)(c)

        General Partners                                                        $     233 (a)       $     4,765 (b)

                 Total Distributions                                            $  78,756           $   363,435

          (a) Represents all distributions paid in 1999 except the February 1999 distribution and includes the special distribution paid in January 2000, and an estimate of the distribution to be paid in February 2000.

          (b) Includes the special distribution paid in January 2000 and an estimate of the distribution to be paid in February 2000.

          (c) Limited Partners average per Unit return of capital as of February 2000 is $13.68 [$23.98 - $10.30]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.