Form 10-Q
period 2000-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2000-05-12
CIK 832095

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                        March 31,              December 31,
                                                                          2000                     1999

Participating Insured Mortgages ("PIMs")
 (Note 2)                                                            $   46,719,584             $ 51,390,092
Mortgage-Backed Securities ("MBS")(Note 3)                               7,202,126                 7,460,112

   Total mortgage investments                                            53,921,710               58,850,204

Cash and cash equivalents (Note 2)                                        2,433,260               39,434,806
Interest receivable and other assets                                        363,758                  187,363
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $1,172,472 and
 $3,151,323, respectively                                                   128,535                  184,416
Prepaid participation servicing fees, net of
 accumulated amortization of $379,810 and
 $1,033,292, respectively                                                    50,380                   69,702

   Total assets                                                      $   56,897,643             $ 98,726,491


                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                          $       14,221            $      19,550

Partners' equity (deficit) (Note 4):

  Limited Partners
   (14,956,796 Limited Partner interests
    outstanding)                                                         57,258,733               99,051,048

  General Partners                                                         (360,862)                (347,682)

  Accumulated comprehensive income (loss)                                  (14,449)                    3,575

   Total Partners' equity                                                56,883,422               98,706,941

   Total liabilities and partners' equity                            $   56,897,643             $ 98,726,491






                            The accompanying notes are an integral
                               part of the financial statements.


                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                               For the Three Months
                                                                                   Ended March 31,

                                                                              2000                  1999

Revenues:
   Interest income - PIMs:
      Basic interest                                                 $     925,070             $  1,783,094
      Participation interest (Note 2)                                      526,958                  922,438
   Interest income - MBS                                                   146,545                  340,452
   Other interest income                                                   133,505                  155,906

            Total revenues                                               1,732,078                3,201,890

Expenses:
   Asset management fee to an affiliate                                    111,534                  200,669
   Expense reimbursements to affiliates                                     27,196                    4,932
   Amortization of prepaid fees and expenses                                75,203                  430,947
   General and administrative expenses                                      41,007                   49,575

            Total expenses                                                 254,940                  686,123

Net income                                                               1,477,138                2,515,767

Other comprehensive income:

     Net change in unrealized loss on MBS                                  (18,024)                 (86,846)

Total comprehensive income                                           $   1,459,114             $  2,428,921

Allocation of net income (Note 4):

   Limited Partners                                                  $   1,432,824             $  2,440,294

   Average net income per Limited Partner
    interest (14,956,796 Limited Partner
    interests outstanding)                                           $         .10             $        .16

   General Partners                                                  $      44,314             $     75,473







                               The accompanying notes are an integral
                                  part of the financial statements.


                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                                     For the Three Months
                                                                                        Ended March 31,

                                                                                   2000                  1999
Operating activities:
   Net income                                                               $    1,477,138          $  2,515,767
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of prepaid fees and expenses                                      75,203               430,947
     Shared Appreciation Interest and prepayment premium income                   (320,239)             (703,860)
     Changes in assets and liabilities:
      Decrease (increase) in interest receivable and other assets                 (176,395)               75,366
      Increase (decrease) in liabilities                                            (5,329)              482,058

          Net cash provided by operating activities                              1,050,378             2,800,278

Investing activities:
   Principal collections on PIMs including Shared
     Appreciation Interest and prepayment premium
     income of $320,239 in 2000 and $703,860 in 1999                             4,990,747            16,322,830
   Principal collections on MBS                                                    239,962               941,294

          Net cash provided by investing activities                              5,230,709            17,264,124

Financing activities:
   Quarterly distributions                                                      (3,198,421)           (3,225,921)
   Special distributions                                                       (40,084,212)           (9,871,486)

            Net cash used for financing activities                             (43,282,633)          (13,097,407)

Net increase (decrease) in cash and cash equivalents                           (37,001,546)            6,966,995

Cash and cash equivalents, beginning of period                                  39,434,806            15,117,466

Cash and cash equivalents, end of period                                    $    2,433,260         $  22,084,461


Non cash activities:
Decrease in Fair Value of MBS                                               $      (18,024)        $     (86,846)








                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                      NOTES TO FINANCIAL STATEMENTS

1.     Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2000, and its results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       PIMs

On March 30, 2000, the Partnership paid a special distribution of $.31 per Limited Partner interest from the principal proceeds in the amount of $4,531,910, received from the Brookside Apartments PIM payoff in February of 2000. The underlying first mortgage loan matured on February 1, 2000; however, the Borrower was unable to close on his refinancing of the property in time to payoff the loan on its maturity date. Consequently, Fannie Mae paid off the MBS under its guarantee obligation. Subsequent to the payoff of the MBS portion of the PIM, the Partnership received $130,000 of Shared Appreciation Interest and $176,513 of Shared Income Interest on March 28, 2000. The Partnership will pay out the Shared Appreciation Interest proceeds with the next special distribution (see below).

On March 30, 2000, the Partnership received $190,239 of Shared Appreciation Interest and $5,973 of Shared Income Interest as a result of the expected payoff of the Bell Station Apartments PIM during April of 2000. The Partnership anticipates a second quarter special distribution of $.36 per Limited Partner interest representing the Shared Appreciation Interest from Brookside and Bell Station and the principal proceeds from Bell Station PIM in the amount of $4,901,863.

On January 11, 2000, the Partnership paid a special distribution of $2.37 per Limited Partner interest from the prepayment proceeds received during December 1999 from the Salishan, Saratoga, and Marina Shores Apartments PIMs, and the Patrician MBS. In addition to the principal proceeds from the Salishan PIM of $14,666,235, the Partnership received $146,662 of prepayment premium income and $311,650 of Shared Income Interest and Minimum Additional Interest. The Partnership received $6,008,565 of principal proceeds from the Marina Shores PIM along with $176,679 of Shared Appreciation Interest and prepayment premium income. The principal proceeds from the Saratoga PIM and the Patrician MBS prepayments were $6,204,895 and $7,830,263, respectively. The Partnership did not receive any participation interest on the Saratoga prepayment.

At March 31, 2000, the Partnerships PIM portfolio has a fair market value of $46,426,542 and gross unrealized gains and losses of $118,461 and $411,503, respectively. The Partnership?s PIMs have maturities ranging from 2000 to 2031.

3.     MBS

As of March 31, 2000, the Partnership?s MBS portfolio has an amortized cost of $7,216,575 and gross unrealized gains and losses of $118,291 and $132,740, respectively. The MBS portfolio has maturity dates ranging from 2016 to 2024.

                                       Continued

                          KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the three months ended March 31, 2000 is as follows:




                                                                                  Accumulated
                                                                                 Comprehensive            Total
                                             Limited             General            Income               Partner's
                                             Partners            Partners           (Loss)                Equity

Balance at December 31, 1999              $  99,051,048        $  (347,682)     $      3,575          $  98,706,941

Net income                                    1,432,824             44,314             -                  1,477,138

Quarterly distributions                      (3,140,927)           (57,494)            -                 (3,198,421)

Special distributions                       (40,084,212)              -                -                (40,084,212)

Change in unrealized loss on MBS                 -                    -              (18,024)               (18,024)

Balance at March 31, 2000                 $  57,258,733        $  (360,862)       $   (14,449)        $  56,883,422


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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors of approximately $3.1 million. Funds used for the investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of the decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections the General Partners have determined that the Partnership will adjust the current distribution rate of $.21 per Limited Partner interest per quarter to $.06 per Limited Partner interest per quarter commencing with the distribution to be paid in May 2000. The change in the rate is due to the significant number of payoffs and special distributions that have occurred over the last six months plus two additional payoffs and special distributions anticipated during the second quarter from The Bell Station and The Enclave PIMs.

On March 30, 2000, the Partnership received $190,239 of Shared Appreciation Interest and $5,973 of Shared Income Interest as a result of the expected payoff of the Bell Station Apartments PIM during April of 2000. The Partnership anticipates a second quarter special distribution of $.36 per Limited Partner interest from the Shared Appreciation Interest from Brookside and Bell Station and the principal proceeds from Bell Station PIM in the amount of $4,901,863.

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

On March 30, 2000, the Partnership paid a special distribution of $.31 per Limited Partner interest from the principal proceeds in the amount of $4,531,910, received from the Brookside Apartments PIM payoff in February of 2000. The underlying first mortgage loan matured on February 1, 2000; however, the Borrower was unable to close on his refinancing of the property in time to payoff the loan on its maturity date. Consequently, Fannie Mae paid off the MBS under its guarantee obligation. Subsequent to the payoff of the MBS portion of the PIM, the Partnership received $130,000 of Shared Appreciation Interest and $176,513 of Shared Income Interest on March 28, 2000. The Partnership will pay out the Shared Appreciation Interest proceeds with the Bell Station proceeds during the second quarter.

On January 11, 2000, the Partnership paid a special distribution of $2.37 per Limited Partner interest from the prepayment proceeds received during December 1999 from the Salishan, Saratoga, and Marina Shores Apartments PIMs, and the Patrician MBS. In addition to the principal proceeds from the Salishan PIM of $14,666,235, the Partnership received $146,662 of prepayment premium income and $311,650 of Shared Income Interest and Minimum Additional Interest. The Partnership received $6,008,565 of principal proceeds from the Marina Shores PIM along with $176,679 of Shared Appreciation Interest and prepayment premium income. The principal proceeds from the Saratoga PIM and the Patrician MBS prepayments were $6,204,895 and $7,830,263, respectively. The Partnership did not receive any participation interest on the Saratoga prepayment.

Due to poor operating performance, the General Partners are closely monitoring the Wildflower Apartments PIM property which is located in the Las Vegas market. Wildflower has suffered a dramatic decline in occupancy to the mid-80% range at year-end that is not representative of the rest of the market. Wildflower does not compete successfully with the newer apartment properties, which have extensive amenity packages to attract new residents.

The Partnership's only other remaining PIM investments are backed by the underlying first mortgage loans on The Enclave, Creekside and Richmond Park. The loan on The Enclave matures on May 1, 2000; however, like Brookside, its borrower may not have his refinancing in place on the maturity date either. The Partnership has agreed to extend the date by which the Additional Interest, due as of the maturity date, must be paid. Creekside, located in the Portland, Oregon area, continues to operate successfully with occupancy in the mid 90% range. The remaining property, Richmond Park, maintains its position in a stable, older Cleveland suburb. Occupancy generally hovers in the low 90% range, but because the neighborhood does not support significant rental rate increases, the property only generates sufficient cash flow for adequate maintenance and not enough to provide for major capital improvements. The Partnership does not expect to receive any participation interest during 2000 from any of the operating properties.

During the first five years, borrowers are prohibited from prepaying the first mortgage loans underlying the PIMs. During the second five years, borrowers may prepay the loans by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

Results of Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 2000 and 1999.

Net income decreased by approximately $1,039,000 during the three months ended March 31, 2000 as compared to the same period ending 1999. This decrease was due primarily to lower basic interest on PIMs, participation interest on PIMs and interest income on MBS of approximately $858,000, $395,000 and $194,000, respectively. This was partially offset by decreases in asset management fees and amortization expense, of approximately $89,000 and $356,000 respectively. The reduction in basic interest on PIMs is due to the payoff of the Brookside PIM in February, 2000 and the Salishan, Saratoga, Marina Shores, Remington, Pope Building and Valley Manor PIMs in 1999. The decrease in MBS interest income was due to the Patrician MBS prepayment in December, 1999 and the on-going prepayment of the Partnership's single-family MBS. The decrease in participation interest on PIMs was due primarily to the receipt of approximately $922,000 of participation interest from the Pope Building PIM prepayment in February of 1999, as compared to the $196,000 and $307,000 received during the first quarter of 2000 from the Brookside payoff, and the Bell Station payoff, respectively. Asset management fees decreased during the first quarter of 2000 as compared to the same period in 1999 due to the prepayments and principal collections reducing the Partnership's mortgage investments. Amortization expense was greater during the first quarter of 1999 as a result of the full amortization of the remaining prepaid fees and expenses of the Remington and Pope Building PIMs in 1999.


Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Partnership includes in cash and cash equivalents approximately $1.8 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2000, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

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




DATE: April 28, 2000.