Form 10-Q
period 2000-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2000-08-03
CIK 832095

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000

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

                                     BALANCE SHEETS


                                         ASSETS

                                                                          June 30,               December 31,
                                                                            2000                     1999

Participating Insured Mortgages ("PIMs") (Note2)                       $    33,203,556        $    51,390,092
Mortgage-Backed Securities ("MBS") (Note 3)                                  6,882,761              7,460,112

   Total mortgage investments                                               40,086,317             58,850,204

Cash and cash equivalents                                                    2,689,229             39,434,806
Interest receivable and other assets                                           190,333                187,363
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $518,157 and
 $3,151,323, respectively                                                      109,484                184,416
Prepaid participation servicing fees, net of
 accumulated amortization of $164,299 and
 $1,033,292, respectively                                                       43,237                 69,702

   Total assets                                                        $    43,118,600        $    98,726,491

                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $        11,136        $        19,550

Partners' equity (deficit):
  Limited Partners                                                          43,502,692             99,051,048
   (14,956,796  Limited Partner interests
    outstanding)
  General Partners                                                            (365,314)              (347,682)
  Accumulated comprehensive (loss) income                                      (29,914)                 3,575

      Total Partners' equity                                                43,107,464             98,706,941

      Total liabilities and Partners' equity                           $    43,118,600        $    98,726,491








                           The accompanying notes are an integral
                              part of the financial statements.



                       KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                     STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                  For the Three Months               For the Six Months
                                                      Ended June 30,                    Ended June 30,
                                                 2000             1999             2000              1999
Revenues:
   Interest income - PIMs:
      Basic interest                      $     702,603     $   1,605,150     $  1,627,673       $  3,388,244
      Participation interest                    414,045            22,864          941,003            945,302
   Interest income - MBS                        137,454           320,798          283,999            661,250
   Other interest income                         74,614           159,870          208,119            315,776

            Total revenues                    1,328,716         2,108,682        3,060,794          5,310,572

Expenses:
   Asset management fee to
    an affiliate                                 84,281           170,336          195,815            371,005
   Expense reimbursements to
    affiliates                                   32,685            29,238           59,881             34,170
   Amortization of prepaid
      fees and expenses                          26,194           242,892          101,397            673,839
   General and administrative
      expenses                                  101,858            53,498          142,865            103,073

            Total expenses                      245,018           495,964          499,958          1,182,087

Net income                                    1,083,698         1,612,718        2,560,836          4,128,485

Other comprehensive income:

   Net change in unrealized loss
      on MBS                                    (15,465)          (328,140)        (33,489)          (414,986)

Total comprehensive income                $   1,068,233     $    1,284,578    $  2,527,347       $  3,713,499

Allocation of net income (Note 4):

   Limited Partners                       $   1,051,187     $   1,564,336     $  2,484,011       $  4,004,630

   Average net income per
      Limited Partner interest
      (14,956,796 Limited
       Partner interests
       outstanding)                       $         .07     $         .11     $        .17       $        .27

   General Partners                       $      32,511     $      48,382     $     76,825       $    123,855







                             The accompanying notes are an integral
                                part of the financial statements.



                            KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS



                                                                           For the Six Months
                                                                              Ended June 30,

                                                                         2000                1999
Operating activities:
   Net income                                                     $     2,560,836       $   4,128,485
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                           101,397             673,839
      Shared Appreciation Interest and prepayment premium income         (499,093)           (703,860)
      Changes in assets and liabilities:
         (Increase) decrease in interest receivable and
          other assets                                                     (2,970)            118,145
         Decrease in liabilities                                           (8,414)            (21,794)

            Net cash provided by operating activities                   2,151,756           4,194,815

Investing activities:
   Principal collections on PIMs including Shared
     Appreciation Interest and prepayment premium income
       of $499,093 in 2000 and $703,860 in 1999                        18,685,629          16,542,684
   Principal collections on MBS                                           543,862           1,749,567

            Net cash provided by investing activities                  19,229,491          18,292,251

Financing activities:
   Special distributions                                              (53,994,032)        (26,024,825)
   Quarterly distributions                                             (4,132,792)         (6,434,133)

            Net cash used for financing activities                    (58,126,824)        (32,458,958)

Net decrease in cash and cash equivalents                             (36,745,577)         (9,971,892)

Cash and cash equivalents, beginning of period                         39,434,806          15,117,466

Cash and cash equivalents, end of period                          $     2,689,229       $   5,145,574

Non cash activities:
  Decrease in Fair Value of MBS                                   $       (33,489)      $    (414,986)





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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2000, its results of operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.     PIMs

On June 2, 2000, the Partnership paid a special distribution of $.93 per Limited Partner interest from the Bell Station and Enclave PIM payoffs along with the Shared Appreciation Interest proceeds from the Brookside PIM (see below). On March 30, 2000, the Partnership received $190,239 of Shared Appreciation Interest and $5,973 of Shared Income Interest from the Bell Station PIM. During April, the Partnership received the principal proceeds of $4,901,863 from the Bell Station PIM. During May, the Partnership received the principal proceeds of $8,508,892 from the Enclave PIM. The underlying first mortgage loan matured on May 1, 2000; however, the Borrower was unable to close on his refinancing of the property in time to payoff the loan on its maturity date. Consequently, Fannie Mae paid off the MBS under its guarantee obligation. Subsequent to the payoff of the MBS portion of the PIM, the Partnership received $178,854 of Shared Appreciation Interest and $200,398 of Shared Income Interest during June.

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

In addition to the payoffs mentioned above, the Partnership received Shared Income Interest of $24,233 from the Enclave PIM during February and $34,793 from the Creekside PIM during June.

At June 30, 2000, the Partnership's PIM portfolio has a fair market value of $33,148,806 and gross unrealized gains and losses of $98,003 and $152,753 , respectively. The Partnership's PIMs have maturities ranging from 2024 to 2031.



                        KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS, continued



3.     MBS

As of June 30, 2000, the Partnership's MBS portfolio has an amortized cost of $6,912,675 and gross unrealized gains and losses of $99,537 and $129,451, respectively. The MBS portfolio has maturity dates ranging from 2016 to 2024.

4.     Changes in Partners' Equity


A summary of changes in Partners' Equity for the six months ended June 30, 2000 is as follows:


                                                                                    Accumulated          Total
                                                Limited            General         Comprehensive        Partners'
                                                Partners          Partners          Income(Loss)         Equity

Balance at December 31, 1999             $    99,051,048       $    (347,682)    $        3,575    $      98,706,941

Net income                                     2,484,011              76,825                -              2,560,836

Quarterly distributions                       (4,038,335)            (94,457)               -             (4,132,792)

Special distributions                        (53,994,032)                -                  -            (53,994,032)

Change in unrealized loss
 on MBS                                              -                   -              (33,489)             (33,489)

Balance at June 30, 2000                 $    43,502,692       $    (365,314)    $      (29,914)   $      43,107,464


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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors of approximately $900,000. Funds used for the investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of the decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections the General Partners have determined that the Partnership will pay a distribution of $.06 per Limited Partner interest per quarter.

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

On June 2, 2000, the Partnership paid a special distribution of $.93 per Limited Partner interest from the Bell Station and Enclave PIM payoffs along with the Shared Appreciation Interest proceeds from the Brookside PIM (see below). On March 30, 2000, the Partnership received $190,239 of Shared Appreciation Interest and $5,973 of Shared Income Interest from the Bell Station PIM. During April, the Partnership received the principal proceeds of $4,901,863 from the Bell Station PIM. During May, the Partnership received the principal proceeds of $8,508,892 from the Enclave PIM. The underlying first mortgage loan matured on May 1, 2000; however, the Borrower was unable to close on his refinancing of the property in time to payoff the loan on its maturity date. Consequently, Fannie Mae paid off the MBS under its guarantee obligation. Subsequent to the payoff of the MBS portion of the PIM, the Partnership received $178,854 of Shared Appreciation Interest and $200,398 of Shared Income Interest.

On March 30, 2000, the Partnership paid a special distribution of $.31 per Limited Partner interest from the principal proceeds in the amount of $4,531,910, received from the Brookside Apartments PIM payoff in February of 2000. The underlying first mortgage loan matured on February 1, 2000; however, the Borrower was unable to close on his refinancing of the property in time to payoff the loan on its maturity date. Consequently, Fannie Mae paid off the MBS under its guarantee obligation. Subsequent to the payoff of the MBS portion of the PIM, the Partnership received $130,000 of Shared Appreciation Interest and $176,513 of Shared Income Interest.

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

In addition to the payoffs mentioned above, the Partnership received Shared Income Interest of $24,233 from the Enclave PIM during February and $34,793 from the Creekside PIM during June.

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

The Partnership's only other remaining PIM investments are backed by the underlying first mortgage loans on Creekside and Richmond Park. Creekside, located in the Portland, Oregon area, continues to operate successfully with occupancy in the mid 90% range. The remaining property, Richmond Park, maintains its position in a stable, older Cleveland suburb. Occupancy generally hovers in the low 90% range, but because the neighborhood does not support significant rental rate increases, the property only generates sufficient cash flow for adequate maintenance and not enough to provide for major capital improvements. The Partnership does not expect to receive any more participation interest during 2000 from the remaining operating properties.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three and six months ended June 30, 2000 and 1999.

Net income decreased by approximately $529,000 during the three months ended June 30, 2000 when compared to the same period in 1999. This decrease was primarily due to the decrease in PIM basic interest which resulted from the payoffs of the Enclave, Bell Station, Brookside, Salishan, Saratoga, Marina Shores and Valley Manor PIMs and the decrease in MBS interest income which resulted from the payoff of the Patrician MBS along with principal collections received on the single-family MBS net of the increase in participation interest received from PIM payoffs.

Net income decreased by $1,568,000 during the six months ended June 30, 2000 when compared to the same period in 1999. This decrease was primarily due to the decrease in PIM basic interest which was a result of the payoffs of the Remington and Pope Building PIMs plus those already mentioned above and the decrease in MBS interest income which was a result of the items mentioned above.

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

The Partnership includes in cash and cash equivalents approximately $1.8million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2000, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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




DATE: August 5, 2000