Form 10-Q
period 2000-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2000-11-13
CIK 832095

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000

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

                                          BALANCE SHEETS


                                              ASSETS

                                                                         September 30,           December 31,
                                                                             2000                    1999

Participating Insured Mortgages ("PIMs")
 (Note 2)                                                              $    33,104,805        $    51,390,092
Mortgage-Backed Securities ("MBS") (Note 3)                                  6,709,320              7,460,112

   Total mortgage investments                                               39,814,125             58,850,204

Cash and cash equivalents                                                    2,736,664             39,434,806
Interest receivable and other assets                                           218,293                187,363
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $531,296 and
 $3,151,323, respectively                                                       96,346                184,416
Prepaid participation servicing fees, net of
 accumulated amortization of $169,488 and
 $1,033,292, respectively                                                       38,048                 69,702

   Total assets                                                        $    42,903,476        $    98,726,491

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $        14,661        $        19,550

Partners' equity (deficit):
  Limited Partners                                                          43,231,920             99,051,048
   (14,956,796  Limited Partner interests
    outstanding)
  General Partners                                                            (373,864)              (347,682)
  Accumulated comprehensive income                                              30,759                  3,575

  Total Partners' equity                                                    42,888,815             98,706,941

   Total liabilities and Partners' equity                              $    42,903,476        $    98,726,491



                                       The accompanying notes are an integral
                                          part of the financial statements.

                              KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                For the Three Months                 For the Nine Months
                                                 Ended September 30,                 Ended September 30,

                                                   2000              1999           2000               1999
Revenues:
   Interest income - PIMs:
      Basic interest                      $     647,524     $   1,600,872     $  2,275,197       $  4,989,116
      Participation interest                     -                 51,227          941,003            996,529
   Interest income - MBS                        135,296           300,315          419,295            961,565
   Other interest income                         44,214            62,712          252,333            378,488

            Total revenues                      827,034         2,015,126        3,887,828          7,325,698

Expenses:
   Asset management fee to
    an affiliate                                 58,813           157,041          254,628            528,046
   Expense reimbursements to
    affiliates                                   32,685            29,238           92,566             63,408
   Amortization of prepaid
      fees and expenses                          18,327           242,892          119,724            916,731
   General and administrative
      expenses                                   71,194            70,656          214,059            173,729

            Total expenses                      181,019           499,827          680,977          1,681,914

Net income                                      646,015         1,515,299        3,206,851          5,643,784

Other comprehensive income:

      Net change in unrealized gain
         on MBS                                  60,673          (155,590)          27,184           (570,576)

Total comprehensive income                $     706,688     $   1,359,709     $  3,234,035       $  5,073,208

Allocation of net income
      (Note 4):

   Limited Partners                       $     626,634     $   1,469,840     $  3,110,645       $  5,474,470

   Average net income per
      Limited Partner interest
      (14,956,796 Limited
       Partner interests
       outstanding)                       $         .04     $         .10     $       0.21       $        .37

   General Partners                       $      19,381     $      45,459     $     96,206       $    169,314




                                       The accompanying notes are an integral
                                          part of the financial statements.



                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS


                                                                                   For the Nine Months
                                                                                    Ended September 30,
                                                                                 2000                 1999
Operating activities:
   Net income                                                              $   3,206,851         $   5,643,784
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                                  119,724               916,731
      Shared Appreciation Interest and prepayment premium income                (499,093)             (703,860)
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable and
          other assets                                                           (30,930)              122,241
         Decrease in liabilities                                                  (4,889)              (17,294)

            Net cash provided by operating activities                          2,791,663             5,961,602

Investing activities:
   Principal collections on PIMs including Shared
     Appreciation Interest and prepayment premium income of $499,093 in
      2000 and $703,860 in 1999.                                              18,784,380            16,767,034
   Principal collections on MBS                                                  777,976             2,435,756

            Net cash provided by investing activities                         19,562,356            19,202,790

Financing activities:
   Quarterly distributions                                                    (5,058,129)           (9,630,729)
   Special distributions                                                     (53,994,032)          (26,024,824)

            Net cash used for financing activities                           (59,052,161)          (35,655,553)

Net decrease in cash and cash equivalents                                    (36,698,142)          (10,491,161)

Cash and cash equivalents, beginning of period                                39,434,806            15,117,466

Cash and cash equivalents, end of period                                   $   2,736,664         $   4,626,305

Non cash activities:
  Increase in Fair Value of MBS                                            $      27,184         $    (570,576)






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

In the opinion of the General Partners, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

                                  Continued

                    KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

At September 30, 2000, the Partnership's PIM portfolio has a fair market value of $32,985,720 and gross unrealized gains and losses of $97,841 and $216,926, respectively. The Partnership's PIMs have maturities ranging from 2024 to 2031.

3.     MBS

As of September 30, 2000, the Partnership's MBS portfolio had an amortized cost of $6,678,561 and gross unrealized gains and losses of $105,865, and $75,106, respectively. The MBS portfolio has maturity dates ranging from 2016 to 2024.


4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the nine months ended September 30, 1999 is as follows:

                                                                                  Accumulated         Total
                                                Limited              General       Comprehensive      Partner's
                                                Partners            Partners          Income            Equity

Balance at December 31, 1999             $    99,051,048       $    (347,682)    $        3,575    $      98,706,941

Net income                                     3,110,645              96,206               -               3,206,851

Quarterly distributions                       (4,935,741)           (122,388)              -              (5,058,129)

Special distributions                        (53,994,032)              -                   -             (53,994,032)

Change in unrealized gain
 on MBS                                              -                 -                 27,184               27,184

Balance at September 30, 2000            $    43,231,920       $    (373,864)    $       30,759    $      42,888,815



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

Results of Operations

The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 2000 and 1999.

Net income decreased by $869,000 during the three months ended September 30, 2000 compared to the same period in 1999. The decrease is primarily due to the decrease in PIM basic interest which resulted from the payoffs of the Enclave, Bell Station, Brookside, Salishan, Saratoga, Marina Shores and Valley Manor PIMs. The decrease in MBS interest income is primarily due to the payoff of the Patrician MBS.

Net income decreased by $2,437,000 during the nine months ended September 30, 2000 compared to the same period in 1999. The decrease is primarily due to the decrease in PIM basic interest as a result of the payoff's of the Remington and Pope Building PIMs in addition to the PIMs mentioned above. The decrease in MBS interest income is primarily due to the payoff of the Patrician MBS.

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

The Partnership includes in cash and cash equivalents approximately $2.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2000, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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




DATE: November 3, 2000