Form 10-K
period 2000-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2001-04-02
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 2000
                         ----------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                              ----------------    ------------------

Commission file number                       0-17690
                       ------------------------------------------------------

                   Krupp Insured Mortgage Limited Partnership
             (Exact name of registrant as specified in its charter)

       Massachusetts                                  04-3021395
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


One Beacon Street, Boston, Massachusetts                02108
(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)   (617) 523-0066
                                                    --------------------


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

Yes   X    No
    -----     ------

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

ITEM 1.    BUSINESS
------

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

The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association ("GNMA") or the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and basic interest and also may provide the Partnership with participation in the current revenue stream and in residual value, if any, from the sale or other realization of the underlying property (participation interest). The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

The Partnership also acquired MBS collateralized by single-family mortgage loans issued or originated by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Partnership's Fannie Mae and FHLMC MBS, respectively.

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

As of December 31, 2000 there were no personnel directly employed by the Partnership.

ITEM 2.    PROPERTIES
------

None.

ITEM 3.    LEGAL PROCEEDINGS
------

There are no material pending legal proceedings to which the Partnership is a party or to which any of its securities is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------
None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
------

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2000 was approximately 12,700. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution.

During 2000, the Partnership made special distributions consisting of principal proceeds, Shared Appreciation Interest and prepayment premiums from the Brookside, Enclave, Bell Station, Salishan, Saratoga, and Marina Shores PIM prepayments and the Patrician MBS prepayment.

During 1999, the Partnership made special distributions consisting of principal proceeds, Shared Appreciation Interest and prepayment premiums from the Pope Building, Remington, Valley Manor and Cross Creek PIM Prepayments.

The Partnership will make special distributions in the future as PIMs prepay or if a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made distributions to its Partners during the two years ended December 31, 2000 and 1999 as follows:

                                                           2000                                1999

                                                   Amount        Per Unit               Amount         Per Unit
                                              ---------------  -----------         ----------------  -------------
Quarterly Distributions:
Limited Partners                             $    5,833,146    $      .39           $ 12,563,709     $       .84
General Partners                                    142,320                              260,692
                                              -------------                        -------------
                                                  5,975,466                           12,824,401

Special Distributions:
Limited Partners                                 53,994,033    $     3.61             30,511,863     $      2.04
                                             --------------                        -------------

                                             $   59,969,499                        $  43,336,264
                                             ==============                        =============


   ITEM 6. SELECTED FINANCIAL DATA
   ------

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

                                                           Year Ended December 31,
                         ----------------------------------------------------------------------------------------------------------
                                 2000                 1999                1998              1997                 1996
                                 ----                 ----                ----              ----                 ----

Total revenues       $        4,690,857    $      9,806,072    $    11,954,179   $       16,679,293          $16,039,711

Net income                    3,879,148           7,502,317          9,100,138           12,188,074           11,372,365

Net income allocated
 to Partners:
  Limited Partners            3,762,774             7,277,247           8,827,134        11,822,432           11,031,194
  Average per Unit                  .25                   .49                 .59               .79                  .74
  General Partners              116,374               225,070             273,004           365,642              341,171

Total assets at
   December 31               42,790,650            98,726,491         135,213,294       161,358,290          195,755,977

Distributions to Partners:
 Quarterly Distributions:
  Limited Partners            5,833,146            12,563,709          13,909,819        17,948,156           17,948,153
  Average per Unit                  .39                   .84                .93               1.20                 1.20
  General Partners              142,320               260,692             310,079           386,086              431,074

 Special Distributions:
  Limited Partners           53,994,033            30,511,863          20,789,946        28,717,048           25,426,553
  Average Per Unit                 3.61                  2.04                1.39              1.92                 1.70


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------

Liquidity and Capital Resources

The most significant demand on the Partnership's liquidity is the regular quarterly distribution paid to investors of approximately $900,000. Funds used for the investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of the decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections the General Partners have determined that the Partnership will pay a distribution of $.06 per Limited Partner interest per quarter.

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

In addition to the payoffs mentioned above, the Partnership, received Shared Income Interest of $24,233 from the Enclave PIM during February and $34,793 from the Creekside PIM during June.

On January 11, 2000, the Partnership paid a special distribution of $2.37 per Limited Partner interest from the prepayment proceeds received during December 1999 from the Salishan, Saratoga and Marina Shores Apartments PIMs and the Patrician MBS. In addition to the principal proceeds from the Salishan PIM of $14,666,235, the Partnership received $146,662 of prepayment premium income and $311,650 of Shared Income Interest and Minimum Additional Interest. The Partnership received $6,008,565 of principal proceeds from the Marina Shores PIM along with $176,679 of Shared Appreciation Interest and prepayment premium income. The principal proceeds from the Saratoga PIM and the Patrician MBS prepayments were $6,204,895 and $7,830,263, respectively. The Partnership did not receive any participation interest on the Saratoga prepayment.

In October  1999,  the  Partnership  received a  repayment  of the Valley  Manor
Apartments PIM of $4,425,993. The Partnership did not receive any Additional Interest as a result of this prepayment because the underlying property's appraised value did not exceed the threshold required to realize additional interest. In November 1999 the Partnership paid a special distribution of $.30 per Limited Partner interest from the Valley Manor proceeds.

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

The Partnership made two special distributions during 1998. On July 27, 1998 and August 26, 1998, the Partnership received a partial prepayment and final prepayment of approximately $654,000 and $2,985,000, respectively, for the Deering Place Apartments PIM. In addition to the principal prepayment, the Partnership received Minimum Additional Interest and Shared Income Interest of $90,195 and a prepayment premium of $268,638. The Partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on September 18, 1998 in the amount of $.27 per Limited Partner interest.

In January 1998, a $1.12 per Unit special distribution was made with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received in 1997. During the fourth quarter of 1997, the Partnership received the principal repayments of the Paddock Club and Southland Station PIMs together totaling $15.2 million when those two properties were sold. In addition to the principal repayments, the Partnership received a total of $380,000 of accrued additional interest from both properties and $565,000 of Shared Appreciation Interest on Southland Station and an $895,000 prepayment premium on Paddock Club.

The Partnership agreed to provide debt service relief for the Wildflower PIM due to the property's poor operating performance in the competitive Las Vegas market. Occupancy has fallen as low as 80%, and the property has been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement between the Partnership, the borrower entity under the PIM, the principals of the borrower entity, and the affiliated property management agent will provide operating funds for property repairs. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs has been established and is under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and will continue to deposit a similar amount until December 2002. The Partnership made an initial deposit into the escrow account to match the $105,000 principals' loan and the management agent's initial deposit and will continue to match additional deposits until December 2002. The Partnership's contributions to the escrow account will be considered to be an interest rebate. The principals' loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis amongst the parties.

The Partnership's only other remaining PIM investments are backed by the underlying first mortgage loans on Creekside and Richmond Park. Creekside, located in the Portland, Oregon area, continues to operate successfully with occupancy in the mid-90% range. However, Clackamas County is undertaking an extensive road improvement project adjacent to Creekside, and a portion of the property may be taken during the road's construction. The Partnership does not expect any changes to the property during 2001, but eventually, property operations could be affected by the road project. The remaining property, Richmond Park, maintains its position in a stable, older Cleveland suburb. Occupancy generally hovers in the low 90% range, but because the neighborhood does not support significant rental rate increases, the property only generates sufficient cash flow for adequate maintenance and not enough to provide for major capital improvements.

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

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Partnership includes in cash and cash equivalents approximately $2.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2000, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.



                                    Expected maturity dates ($ in thousands)


                    2001         2002       2003        2004           2005       Thereafter       Total       Fair
                                                                                                    Face      Value
                                                                                                   Value


Interest-sensitive assets:

MBS               $    803     $    607    $    438     $    293      $   168    $     4,197  $      6,506 $      6,640
WAIR                  7.90%        7.90%       7.90%        7.90%        7.90%          7.90%

PIMs                   424          459         496          537          582         30,506        33,004         32,886
WAIR                 7.82%         7.82%       7.82%        7.82%        7.82%          7.82%
                  -------      --------    --------     --------      -------    -----------   ----------- ------------

Total Interest-
sensitive assets  $ 1,227      $  1,066    $    934     $    830      $   750    $    34,703   $    39,510 $     39,526
                  =======      ========    ========     ========      =======    ===========   =========== ============

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2000, 1999 and 1998.



                                                                       (Amounts in thousands)
                                                             2000             1999              1998
                                                             ----             ----              ----

   Interest income on PIMs:
      Basic interest                                      $   2,773        $    6,325         $   9,089
      Participation interest                                    941             1,666               865
   Interest income on MBS                                       550             1,206             1,595
   Other interest income                                        427               609               406
   Partnership expenses                                        (674)           (1,006)           (1,219)
   Amortization of prepaid fees and
    expenses                                                   (138)           (1,298)           (1,636)
                                                           --------        ----------         ---------

          Net income                                       $  3,879        $    7,502         $   9,100
                                                           ========        ==========         =========


Net income decreased in 2000 as compared to 1999 due primarily to lower interest income on PIMs and MBS. Basic interest on PIMs decreased due to the payoffs of the Enclave, Bell Station and Brookside PIMs in 2000 and the Salishan, Saratoga, Marina Shores and Valley Shores PIMs in 1999. Participation interest decreased due to the PIM payoffs mentioned above. MBS interest income decreased due primarily to the payoff of the Patrician MBS in 1999. Expenses decreased in 2000 compared with 1999 due primarily to lower asset management fees and amortization expenses. The decrease in asset management fees is a result of the Partnership's asset base declining. Amortization expense was greater in 1999 as compared to 2000 as a result of the full amortization of the remaining prepaid fees and
expenses  on  the  1999  PIM  prepayments   being  greater  than  the  2000  PIM
prepayments.

Net income decreased during 1999 as compared to 1998. This decrease was due primarily to lower basic interest on PIMs and interest income on MBS. This was partially offset by an increase in participation interest and decreases in asset management fees and amortization expense. The reduction in basic interest on PIMs is due to the payoff of the Remington, Pope Building and Valley Manor PIMs in 1999 and the payoffs of the Deering Place and Cross Creek PIMs in 1998. The decrease in MBS interest income was due to the on-going prepayment of the Partnership's single-family MBS. The increase in participation interest on PIMs was due primarily to the receipt of ($922,000, $458,000 and $177,000) of participation interest from the Pope Building, Salishan and Marina Shores PIM prepayments as compared to the $359,000 and $378,000 received in 1998 from the Deering Place and Cross Creek PIM payoffs, respectively. Also, asset management fees decreased during 1999 as compared to 1998 due to the prepayments and principal collections reducing the Partnership's mortgage investments. Amortization expense was greater in 1998 as a result of the full amortization of the remaining prepaid fees and expenses of the Deering Place and Cross Creek PIMs and the Patrician multi-family MBS in 1998 exceeding the amount of amortization resulting from the PIM prepayments occurring in 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership which is the other General Partner of the Partnership, is as follows:

            Name and Age                                        Position with
                                                                Krupp Plus Corporation

            Douglas Krupp (54)                                  President, Co-Chairman of the Board and Director
            George Krupp (56)                                   Co-Chairman of the Board and Director
            Peter F. Donovan (47)                               Senior Vice President
            Ronald Halpern (59)                                 Senior Vice President
            Robert A. Barrows (43)                              Vice President and Treasurer
            Carol J.C. Mills (51)                               Vice President



Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 11th largest commercial mortgage servicer in the United States with a servicing and asset management portfolio of $11.5 billion. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

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

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $11.5 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.


ITEM 11.  EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2000, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,956,796 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

Information required under this Item is contained in Note F to the Partnership's Financial Statements presented in Appendix A to this report.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

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

(b)     Exhibits:
        Number and Description
        Under Regulation S-K

        The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)   Instruments defining the rights of security holders including indentures:
      ------------------------------------------------------------------------

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

          (4.3)Copy  of  First  Amended  and  Restated  Certificate  of  Limited
               Partnership filed with the Massachusetts Secretary of State on July 1, 1988. [Exhibit 4.4 to Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

(10)   Material Contracts:
       ------------------

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

          (10.6) Subordinated Multifamily Deed of Trust dated December 12, 1989 (including Subordinated Promissory Note) between Lincoln Wildflower Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

            (10.7) Loan Modification Agreement, dated December 21, 2000, between Krupp Insured Mortgage Limited Partnership, Berkshire Mortgage Finance Corporation (formally known as Krupp Mortgage Corporation), Legacy Wildflower Limited Partnership (formally known as Lincoln
                        Wildflower Limited Partnership), Legacy Partners 326 Limited Partnership (formally known as Lincoln Property Company #326 Limited) and Legacy Partners Residential, Inc.+


            Creekside Apartments

            (10.8) Subordinated Promissory Note dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            (10.9) Subordinated Multifamily Deed of Trust dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit
                        19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

            (10.10) Participation Agreement dated June 28, 1990 between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

            * Incorporated by reference.
            + Filed herein

(c)  Reports on Form 8-K
            During the last quarter of the year ended December 31, 2000, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

By: Krupp Plus Corporation, a General Partner


By: /s/ Douglas Krupp


---------------------------------------------------------------
Douglas Krupp, President, Co-Chairman (Principal Executive
Officer), and Director of
Krupp Plus Corporation


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2001.

            Signatures                                          Title(s)


 /s/ Douglas Krupp                             President, Co-Chairman (Principal Executive
----------------------------
Douglas Krupp                                  Officer), and Director of Krupp Plus Corporation, a General Partner



 /s/ George Krupp                              Co-Chairman (Principal Executive Officer)
----------------------------
George Krupp                                   and Director of Krupp Plus Corporation, a General Partner



 /s/ Peter F. Donovan                          Senior Vice President of Krupp Plus
----------------------------
Peter F. Donovan                               Corporation, a General Partner



 /s/ Robert A. Barrows                         Vice President and Treasurer of Krupp Plus
----------------------------
 Robert A. Barrows                             Corporation, a General Partner


                                   APPENDIX A

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP











                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2000

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants                                                                           F-3

Balance Sheets at December 31, 2000 and 1999                                                                F-4

Statements of Income and Comprehensive Income for the Years Ended December 31, 2000,
1999 and 1998                                                                                               F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 2000, 1999 and 1998                                                                            F-6

Statements of Cash Flows for the Years Ended December 31, 2000,
1999 and 1998                                                                                               F-7

Notes to Financial Statements                                                                        F-8 - F-17



All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Insured Mortgage Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Insured Mortgage Limited Partnership (the "Partnership") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








PricewaterhouseCoopers LLP
Boston, Massachusetts
March 23, 2001




                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                     ASSETS


                                                                                   2000                  1999
                                                                                   ----                  ----

   Participating Insured Mortgages ("PIMs")
    (Notes B, C and H)                                                       $  33,004,074         $  51,390,092
   Mortgage-Backed Securities ("MBS")
    (Notes B, D and H)                                                           6,640,398             7,460,112
                                                                              ------------         -------------

        Total mortgage investments                                              39,644,472            58,850,204

   Cash and cash equivalents (Notes B, C and H)                                  2,737,740            39,434,806
   Interest receivable and other assets                                            292,370               187,363
   Prepaid acquisition fees and expenses, net of
    accumulated amortization of $544,434 and
    $3,151,323 respectively (Note B)                                                83,208               184,416
   Prepaid participation servicing fees, net of
    accumulated amortization of $174,676 and
    $1,033,292, respectively (Note B)                                               32,860                69,702
                                                                             -------------         -------------

        Total assets                                                         $  42,790,650         $  98,726,491
                                                                             =============         ==============



                        LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                                               $      17,650         $      19,550
                                                                             -------------         -------------

   Partners' equity (deficit) (Notes A, C and E):

     Limited Partners                                                           42,986,643            99,051,048
      (14,956,796 Limited Partner interests
         outstanding)
     General Partners                                                             (373,628)             (347,682)

     Accumulated Comprehensive Income  (Note B)                                    159,985                 3,575
                                                                             -------------         -------------

        Total Partners' equity                                                  42,773,000            98,706,941
                                                                             -------------         --------------

        Total liabilities and Partners' equity                               $  42,790,650         $  98,726,491
                                                                             =============         ==============



                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2000, 1999 and 1998




                                                                        2000               1999                1998
                                                                 -----------------   -----------------  -------------------
Revenues (Note B):
 Interest income - PIMs (Note C):
    Basic interest                                               $   2,772,996       $   6,324,994      $   9,088,624
    Participation interest                                             941,003           1,665,793            865,027
 Interest income - MBS (Note D)                                        549,802           1,205,925          1,594,765
 Other interest income                                                 427,056             609,360            405,763
                                                                  ------------       -------------      -------------

             Total revenues                                          4,690,857           9,806,072         11,954,179
                                                                 -------------       -------------      --------------

Expenses:
 Asset management fee to an
  affiliate (Note F)                                                   318,118             703,699            918,778
 Expense reimbursements to affiliates
  (Note F)                                                             125,247              92,642             58,391
 Amortization of prepaid fees and expenses
 (Note B)                                                              138,050           1,298,012          1,636,030
 General and administrative                                            230,294             209,402            240,842
                                                                 -------------       -------------      -------------    -

             Total expenses                                            811,709           2,303,755          2,854,041
                                                                 -------------       -------------      -------------

Net income (Note G)                                                  3,879,148           7,502,317          9,100,138

Other comprehensive income

       Net Change in unrealized gain
        on MBS                                                         156,410           (641,612)         (145,118)
                                                                 -------------       ------------       ----------- -

Total comprehensive income                                       $   4,035,558       $   6,860,705      $  8,955,020
                                                                 =============       =============      =============

Allocation of net income (Note E):

 Limited Partners                                                $   3,762,774       $   7,277,247      $   8,827,134
                                                                 =============       =============      ==============

 Average net income per Limited Partner
  interests (14,956,796 Limited Partner interests outstanding)   $         .25       $         .49      $        .59
                                                                 =============       =============      ============

 General Partners                                                $     116,374       $     225,070      $     273,004
                                                                 =============       =============      ==============





                     The accompanying notes are an integral
                        part of the financial statements.


                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2000, 1999 and 1998



                                                                                         Accumulated            Total
                                                      Limited            General        Comprehensive          Partners'
                                                      Partners           Partners           Income              Equity
                                                 -----------------     -------------     -----------      -------------------


Balance at December 31, 1997                     $  160,722,004        $  (274,985)     $   790,305       $ 161,237,324

Net income                                            8,827,134            273,004           -                9,100,138

Quarterly distributions                             (13,909,819)          (310,079)          -              (14,219,898)

Special distributions                               (20,789,946)            -                -              (20,789,946)

Change in unrealized
  gain on MBS                                          -                    -              (145,118)           (145,118)
                                                 ----------------      -------------    -----------       --------------

Balance at December 31, 1998                        134,849,373           (312,060)         645,187         135,182,500

Net income                                            7,277,247            225,070           -                7,502,317

Quarterly distributions                             (12,563,709)          (260,692)          -              (12,824,401)

Special distributions                               (30,511,863)               -             -              (30,511,863)

Change in unrealized
 gain on MBS                                           -                       -          (641,612)            (641,612)
                                                 ----------------      -------------     -----------     --------------

Balance at December 31, 1999                         99,051,048           (347,682)           3,575          98,706,941

Net income                                            3,762,774            116,374            -               3,879,148

Quarterly distributions                              (5,833,146)          (142,320)           -              (5,975,466)

Special distributions                               (53,994,033)               -              -             (53,994,033)

Change in unrealized
 gain on MBS                                              -                    -            156,410             156,410
                                                 ---------------       ------------     -----------       -------------

Balance at December 31, 2000                     $   42,986,643        $  (373,628)     $   159,985       $  42,773,000
                                                 ==============        ===========-     ===========       =============



                     The accompanying notes are an integral
                        part of the financial statements.


                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998



                                                                              2000                1999                  1998
                                                                              ----                ----                  ----
Operating activities:
   Net income                                                           $   3,879,148        $   7,502,317         $   9,100,138
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                               138,050            1,298,012             1,636,030
      Shared Appreciation Interest and prepayment
         premium income                                                      (499,093)          (1,027,201)             (586,560)
         Changes in assets and liabilities:
         (Increase) decrease in interest receivable
            and other assets                                                 (105,007)             598,802               150,718
         Decrease in liabilities                                               (1,900)             (11,244)              (90,172)
                                                                        -------------        -------------         -------------

            Net cash provided by operating activities                       3,411,198            8,360,686            10,210,154
                                                                        -------------        -------------         -------------

Investing activities:
   Principal collections on PIMs including
     Shared Appreciation Interest and prepayment premium
      income of $499,093 in 2000, $1,027,201 in 1999
       and $586,560 in 1998, respectively                                  18,885,111           48,587,772            14,687,620
   Principal collections on MBS                                               976,124           10,705,146             4,748,870
                                                                         ------------        -------------         -------------

            Net cash provided by investing activities                      19,861,235           59,292,918            19,436,490
                                                                        -------------        -------------         --------------

Financing activities:
   Quarterly distributions                                                 (5,975,466)         (12,824,401)          (14,219,898)
   Special distributions                                                  (53,994,033)         (30,511,863)          (20,789,946)
                                                                        -------------        -------------         -------------

               Net cash used for financing activities                     (59,969,499)         (43,336,264)          (35,009,844)
                                                                        -------------        -------------         -------------

Net (decrease) increase in cash and
      cash equivalents                                                    (36,697,066)          24,317,340            (5,363,200)

Cash and cash equivalents, beginning of year                               39,434,806           15,117,466            20,480,666
                                                                        -------------        -------------         -------------

Cash and cash equivalents, end of year                                  $   2,737,740        $  39,434,806         $  15,117,466
                                                                        =============        =============         =============

Non cash activities:
      Increase (decrease) in fair value of MBS                          $     156,410        $    (641,612)        $    (145,118)
                                                                        =============        =============         =============



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

       The Partnership commenced the public offering of Limited Partner interests on July 22, 1988 and completed its public offering on May 23, 1990 having sold 14,956,696 Limited Partner interests for $298,678,321 net of purchase volume discounts of $457,599. In addition, Krupp Depository Corporation owns one hundred Limited Partner interests.

B.     Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G):

       Basis of Presentation

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

       MBS

       The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and
       Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

       PIMs

       The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association (GNMA) MBS at amortized cost.

       The insured mortgage portion of its Federal Housing Administration (FHA) PIM is carried at amortized cost. The Partnership holds this FHA insured mortgage at amortized cost since the loan is fully insured by the FHA.

       Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

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

       Prepaid Fees and Expenses

       Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated repayment of the underlying mortgage. Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations.

       The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") loan or GNMA loan.

       Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

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

C.     PIMs

       At December 31, 2000 and 1999, the Partnership had investments in three PIMs and six PIMs, respectively. The Partnership's PIMs consist of (a) a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD's FHA lending program (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

C.     PIMs, continued

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

       Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% to 1% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 25% to 35% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month and (iii) "Shared Appreciation Interest" which is 25% to 35% of any increase in the value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited in any year to 50% of net revenue or Surplus Cash as defined by Fannie Mae or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property above certain thresholds.

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

       On June 2, 2000, the Partnership paid a special distribution of $.93 per Limited Partner interest from the proceeds of the Bell Station and Enclave insured mortgage payoffs along with the Shared Appreciation Interest proceeds from the Brookside PIM (see below), the Bell Station PIM and the Enclave PIM.

       On March 30, 2000, the Partnership received $190,239 of Shared Appreciation Interest and $5,973 of Shared Income Interest from the Bell Station PIM. During April and May, the Partnership received the principal proceeds of $4,901,863 and $8,508,892 from the Bell Station and the Enclave PIM, respectively. Subsequent to the payoff of the MBS portion of the Enclave PIM, the Partnership received $178,854 of Shared Appreciation Interest and $200,398 of Shared Income Interest.

       On March 30, 2000, the Partnership paid a special distribution of $.31 per Limited Partner interest from the principal proceeds in the amount of $4,531,910, received from the Brookside Apartments PIM payoff in February of 2000. Subsequent to the payoff of the MBS portion of the Brookside PIM, the Partnership received $130,000 of Shared Appreciation Interest and $176,513 of Shared Income Interest.


                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

C.     PIMs, continued

       On January 11, 2000, the Partnership paid a special distribution of $2.37 per Limited Partner interest from the prepayment proceeds received during December 1999 from the Salishan, Saratoga, and Marina Shores Apartments PIMs and the Patrician MBS. In addition to the principal proceeds from the Salishan PIM of $14,666,235, the Partnership received $146,662 of prepayment premium income and $311,650 of Shared Income Interest and Minimum Additional Interest. The Partnership also received $6,008,565 of principal proceeds from the Marina Shores PIM along with $176,679 of Shared Appreciation Interest and prepayment premium income. The principal proceeds from the Saratoga PIM and the Patrician MBS prepayments were $6,204,895 and $7,830,263, respectively. The Partnership did not receive any participation interest on the Saratoga prepayment.

       During November 1999, the Partnership paid a special distribution of $.30 per Limited Partner interest from the principal proceeds received from the Valley Manor PIM of $4,425,993. The Partnership did not receive any participation income from this PIM prepayment.

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

       During February 1999, the Partnership received a payoff of the Pope Building PIM in the amount of $3,176,761. In addition, the Partnership received $703,860 of Shared Appreciation Interest and prepayment premium income and $218,578 of Shared Income Interest and Minimum Additional Interest upon the payoff of the underlying mortgage.

       During January 1999, the Partnership paid a special distribution of $.66 per Limited Partner interest from the principal proceeds and prepayment premium received from the Cross Creek PIM during 1998. On November 16, 1998, the Partnership received a prepayment of the Cross Creek PIM in the amount of $9,414,586. Additional interest in lieu of a prepayment penalty of approximately $318,000 along with Shared Income Interest of approximately $60,000 was also received during 1998.

       On July 27, 1998 and August 26, 1998, the Partnership received a partial prepayment and final prepayment of approximately $654,000, and $2,985,000, respectively, for the Deering Place Apartments PIM. In addition to the principal repayment the Partnership received Minimum Additional Interest and Shared Income Interest of $90,195 and a prepayment premium of $268,638. The Partnership distributed the capital transaction proceeds from this prepayment to investors through a special distribution on September 18, 1998 in the amount of $.27 per Limited Partner interest.

       During January 1998, the Partnership made a $1.12 per Limited Partner Interest special distribution with the prepayment proceeds of the Paddock Club and Southland Station PIMs that were received during the fourth quarter of 1997.


                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

C.     PIMs, continued

       At  December   31,  2000  and  1999  there  were  no  loans   within  the
       Partnership's portfolio that were delinquent as to principal or interest.

       The Partnership's PIMs consisted of the following at December 31, 2000 and 1999:


                                                                           Approximate
                  Original                                                   Monthly             Investment Basis at
                    Face             Interest         Maturity               Payment                 December 31,
PIMs               Amount            Rate (a)         Date (f)                 (g)               2000           1999
----               ------            --------         --------            -------------      ------------   -------------

GNMA
Richmond Park Apts.
Richmond
Heights,      $  10,000,000           7.50%           8/15/24             $      67,300      $  8,995,263   $   9,123,297
OH                               (b) (c) (d) (h)

Wildflower Apts.
Las Vegas,
NV               17,600,000           7.75%           1/15/25                   121,700        16,002,630      16,213,253
              -------------       (b) (e) (i)                                               -------------   -------------
                 27,600,000                                                                    24,997,893      25,336,550
              -------------                                                                 -------------   -------------
Fannie Mae
Bell Station Apts.
Montgomery, AL    5,300,000           -                 -                   -                    -              4,916,392

Brookside Apts.
Carmichael, CA    4,900,000           -                 -                   -                    -              4,536,418

The Enclave Apts.
Beavercreek,
OH                9,200,000           -                 -                   -                    -             17,995,214
           ----------------                                                                 -------------   -------------
                 19,400,000
           ----------------
FHA
Creekside Apts.
Portland, OR      8,354,500          8.305%            11/1/31              60,000              8,006,181       8,058,328
           ----------------       (b) (c) (d)                                               -------------   -------------

    Total  $     55,354,500                                                                 $  33,004,074   $  51,390,092
           ================                                                                 =============   =============
                                                                                                  (j)




                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

C.      PIMs, continued

          (a) Represents the permanent interest rate of the GNMA or Fannie Mae MBS or the HUD-insured first mortgage less the servicers fee. The Partnership may also receive additional interest which consists of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property,
               (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

          (b) Minimum additional interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.

          (c) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.

          (d) Shared appreciation interest is based on 25% of any increase in the value of the project over the specified base value.

          (e) Shared income interest is based on 35% of monthly gross rental income over a specified base amount and shared appreciation interest is based on 35% of any increase in the value of the project over the specified base value.

          (f) The Partnership's GNMA MBS and HUD direct mortgages have call provisions, which allow the Partnership to accelerate their respective maturity dates.

          (g) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgages.

          (h) The total PIM on the underlying property is $26,000,000 of which 62% or $16,000,000 is held by Krupp Insured Plus-II Limited Partnership, an affiliate of the Partnership.

          (i) The coupon rate of interest on the Wildflower Apartments PIM is 7.75% per annum. However, in December 2000 the Partnership agreed to provide debt service relief for the Wildflower PIM due to the property's poor operating performance in the competitive Las Vegas market. Occupancy has fallen as low as 80%, and the property has been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement between the Partnership, the borrower entity under the PIM, the principals of the borrower entity, and the affiliated property management agent will provide operating funds for property repairs. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs has been established and is under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and will continue to deposit a similar amount until December 2002. The Partnership made an initial deposit into the escrow to match the $105,000 principals' loan and the management agent's initial deposit and will continue to match additional deposits until December 2002. The Partnership's contributions to the escrow account will be considered to be an interest rebate. The principals' loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis amongst the parties. The approximate monthly payment is before the rebate which fluctuates month to month.

          (j) The aggregate cost of PIMs for federal income tax purposes is $33,004,074.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

C.       PIMs, continued


        A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2000 is as follows:


                                                       2000                   1999                 1998
                                                       ----                   ----                 ----

Balance at beginning of period                     $   51,390,092          $  98,950,663        $  113,051,723

Deductions during period:
     Prepayments and
       principal collections                          (18,386,018)           (47,560,571)          (14,101,060)
                                                   --------------          -------------        --------------

Balance at end of period                           $   33,004,074          $  51,390,092        $   98,950,663
                                                   ==============          =============        ==============


      The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 3 states. The apartment complexes range in size from 172 to 736 units.

D.    MBS
      ---

      At December 31, 2000, the Partnership's MBS portfolio has an amortized cost of $6,480,413 and gross unrealized gains of $160,571 and gross unrealized losses of $586. At December 31, 1999, the Partnership's MBS portfolio had an amortized cost of $7,456,537 and gross unrealized gains of $140,027 and gross unrealized losses of $136,452. The portfolio has maturity dates ranging from 2016 to 2024.

                                                                                          Unrealized
                  Maturity Date                              Fair Value                   Gain/(Loss)
                  -------------                              ----------                   ----------
                  2001 - 2005                               $   -                         $   -
                  2006 - 2010                                   -                             -
                  2011 - 2024                                  6,640,398                     159,985
                                                            ------------                  -----------

                     Total                                  $  6,640,398                  $  159,985
                                                            ============                  ==========

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


                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

E.    Partners' Equity, continued



      As of December 31, 2000, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                        Corporate                           Accumulated
                                                         Limited           General        Comprehensive
                                      Unitholders        Partner            Partners            Income             Total
                                    ----------------    ----------       -------------       ------------    --------------------

Capital
   contributions                    $ 298,678,321      $    2,000        $     3,000         $     -         $  298,683,321

Syndication costs                     (20,431,915)           -                  -                  -            (20,431,915)

Quarterly
   distributions                     (220,467,349)         (1,588)        (4,850,235)              -           (225,319,172)


Special
   distributions                     (159,438,377)         (1,066)                -                -           (159,439,443)

Net income                            144,645,610           1,007          4,473,607               -            149,120,224

Unrealized
   gains on MBS                            -                -                  -                159,985             159,985
                                    -------------      ----------        -----------         ----------      ---------------

Balance,
   December 31, 2000                $  42,986,290      $      353        $  (373,628)        $  159,985      $   42,773,000
                                    =============        ==========        ===========         ==========      ==============


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

       Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information, other communications to investors and legal fees and expenses.



                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued



G.     Federal Income Taxes


       The  reconciliation  of the  net  income  reported  in  the  accompanying statement of income with the income  reported in the  Partnership's  2000 federal income tax return is as follows:


        Net income per statement of income                                                       $  3,879,148

        Less:  Book to tax difference for amortization of prepaid fees and expenses                   (21,685)
                                                                                                 ------------ -

        Net income for federal income tax purposes                                               $  3,857,463
                                                                                                 ============


        The allocation of the 2000 net income for federal income tax purposes is as follows:


                                                                                                    Portfolio
                                                                                                    Income


              Unitholders                                                                        $  3,756,687
              Corporate Limited Partner                                                                    25
              General Partners                                                                        100,751
                                                                                                 ------------

                                                                                                 $  3,857,463

      For the years ended December 31, 2000, 1999 and 1998 the average per unit net income to the Unitholders for federal income tax purposes was $.25, $.36 and $.60 respectively.

      The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $2,191,000 and $2,634,000 at December 31, 2000 and 1999, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same as its tax basis at December 31, 2000 and 1999, respectively.

H.    Fair Value Disclosure of Financial Instruments

      The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

       Cash and cash equivalents

       The carrying amount approximates fair value due to the short maturity of those instruments.

       MBS

       The Partnership estimates the fair value of MBS based on quoted market prices. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains and losses of approximately $161,000 and $1,000 at December 31, 2000 and $140,000 and $136,000 at December 31, 1999.




                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

H.    Fair Value Disclosure of Financial Instruments, continued
      ----------------------------------------------

      PIMs

      As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership's estimated fair value arising from appreciation of the properties, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of approximately $98,000 and $216,000, respectively, at December 31, 2000, and gross unrealized gains and losses of approximately $168,000 and $311,000 at December 31, 1999.

      At December 31, 2000 and 1999, the estimated fair values of the Partnership's financial instruments are as follows (amounts rounded to nearest thousand):


                                                          2000                            1999
                                                          ----                            ----
                                                   Fair           Carrying          Fair         Carrying
                                                  Value              Value         Value          Value

  Cash and cash equivalents                      $   2,738         $   2,738      $ 39,435       $  39,435

  MBS                                                6,640             6,640         7,460           7,460

  PIMS                                              32,886            33,004        51,247          51,390
                                                 ---------         ---------      --------       ----------

                                                 $  42,264         $  42,382      $ 98,142       $  98,285
                                                 =========         =========      ========       ==========



          Unaudited Distributable Cash Flow and Net Cash Proceeds from
                              Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 2000 and the period from inception through December 31, 2000. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.



                                                                                    Year            Inception
                                                                                   Ended             Through
                                                                                  12/31/00          12/31/00

                                                                         (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Income for tax purposes                                                         $   3,857           $   151,474
Items not requiring or (not providing) the use
   of operating funds:
        Shared Appreciation income                                                   (499)               (5,716)
        Amortization of prepaid fees and expenses                                     160                16,840
        Interest rate reduction
           collectible in the future                                                  -                     -
        Acquisition expenses paid from offering
           proceeds charged to operations                                             -                     184
        Gain on sale of MBS                                                           -                    (417)
                                                                                ---------           -----------
        Total Distributable Cash Flow ("DCF")                                   $   3,518           $   162,365
                                                                                =========           ===========

        Limited Partners Share of DCF                                           $   3,412           $   157,494
                                                                                =========           ===========

        Limited Partners Share of DCF per Unit                                  $    0.23           $     10.53(c)
                                                                                =========           ===========

        General Partners Share of DCF                                           $     106           $     4,871
                                                                                =========           ===========

Net Proceeds from Capital Transactions:
--------------------------------------
        Prepayments and principal collections on PIMs
           including shared appreciation income                                 $  18,885           $   161,056
        Principal collections on MBS                                                  976                78,652
        Principal collections on MBS and PIMs                                       -                   (14,537)
           reinvested
        Gain on sale of MBS                                                         -                       417
                                                                                ---------           -----------
        Total Net Proceeds from Capital Transactions                            $  19,861           $   225,588
                                                                                =========           ===========

Cash available for distribution
-------------------------------
     (DCF plus proceeds from Capital
           Transactions)                                                        $  23,379           $   387,953
                                                                                =========           ===========

Distributions:
-------------
        Limited Partners                                                        $  22,136(a)        $   380,806
                                                                                =========           ===========

        Limited Partners Average per Unit                                       $    1.48(a)        $     25.46(b)(c)
                                                                                =========           ===========

        General Partners                                                        $     106(a)        $     4,871(b)
                                                                                =========           ===========

                 Total Distributions                                            $  22,242           $   385,677
                                                                                =========           ===========


(a) Represents all distributions paid in 2000 except the January 2000 special distribution and February 2000 quarterly distribution and includes an estimate of the quarterly distribution to be paid in February 2001.
(b) Includes an estimate of the quarterly distribution to be paid in February 2001.
(c) Limited Partners average per Unit return of capital as of February 2001 is $14.93 [$25.46 - $10.53]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.