Form 10-Q
period 2001-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2001-05-14
CIK 832095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number            0-17690

Krupp Insured Mortgage Limited Partnership

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-3021395
(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts
(Address of principal executive offices)

02108
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

                                 BALANCE SHEETS

                                     ASSETS

                                                                       March 31,                December 31,
                                                                         2001                       2000
                                                                     --------------             ------------

Participating Insured Mortgages ("PIMs")
 (Note 2)                                                            $  32,901,323              $ 33,004,074
Mortgage-Backed Securities ("MBS")(Note 3)                                6,435,569                6,640,398
                                                                     --------------             ------------

   Total mortgage investments                                           39,336,892                39,644,472

Cash and cash equivalents                                                 2,815,309                2,737,740
Interest receivable and other assets                                       275,852                   292,370
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $557,572 and
 $544,434, respectively                                                     70,070                    83,208
Prepaid participation servicing fees, net of
 accumulated amortization of $179,865 and
 $174,676 respectively                                                       27,671                   32,860
                                                                     --------------             ------------

   Total assets                                                      $   42,525,794             $ 42,790,650
                                                                     ==============             ============

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                          $        5,313            $      17,650
                                                                     --------------            -------------

Partners' equity (deficit) (Note 4):

  Limited Partners
   (14,956,796 Limited Partner interests
    outstanding)                                                         42,713,637               42,986,643

  General Partners                                                         (375,036)                (373,628)

  Accumulated comprehensive income                                          181,880                  159,985
                                                                     --------------            -------------

   Total Partners' equity                                                42,520,481               42,773,000
                                                                     --------------            -------------

   Total liabilities and partners' equity                            $   42,525,794             $ 42,790,650
                                                                     ==============             ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the Three Months
                                                                                   Ended March 31,
                                                                     --------------------------------------------

                                                                          2001                      2000
                                                                     --------------            --------------

Revenues:
   Interest income - PIMs:
      Basic interest                                                 $     635,441             $    925,070
      Participation interest                                             -                          526,958
   Interest income - MBS                                                   123,260                  146,545
   Other interest income                                                    42,606                  133,505
                                                                     -------------             -------------

            Total revenues                                                 801,307                1,732,078
                                                                     -------------             ------------

Expenses:
   Asset management fee to an affiliate                                     65,788                  111,534
   Expense reimbursements to affiliates                                     25,108                   27,196
   Amortization of prepaid fees and expenses                                18,327                   75,203
   General and administrative                                               48,371                   41,007
                                                                     -------------             ------------

            Total expenses                                                 157,594                  254,940
                                                                     -------------             ------------

Net income                                                                 643,713                1,477,138

Other comprehensive income:

     Net change in unrealized gain on MBS                                   21,895                  (18,024)
                                                                     -------------             -------------

Total comprehensive income                                           $     665,608             $  1,459,114
                                                                     =============             =============

Allocation of net income (Note 4):

   Limited Partners                                                  $     624,402             $  1,432,824
                                                                     =============             ============

   Average net income per Limited Partner
    interest (14,956,796 Limited Partner
    interests outstanding)                                           $         .04             $        .10
                                                                     =============             ============

   General Partners                                                  $      19,311             $     44,314
                                                                     =============             ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                            ----------------------------------------------
                                                                                  2001                  2000
                                                                            --------------         --------------

Operating activities:
   Net income                                                               $      643,713         $   1,477,138
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of prepaid fees and expenses                                      18,327                75,203
     Shared Appreciation Interest                                                 -                     (320,239)
     Premium amortization                                                            1,131                 -
     Changes in assets and liabilities:
      Decrease (increase) in interest receivable and other assets                   16,518              (176,395)
      Decrease in liabilities                                                      (12,337)               (5,329)
                                                                            --------------          ------------

          Net cash provided by operating activities                                667,352             1,050,378
                                                                            --------------           -----------

Investing activities:
   Principal collections on PIMs                                                   102,751             4,990,747
   Principal collections on MBS                                                    225,593               239,962
                                                                            --------------          ------------

          Net cash provided by investing activities                                328,344             5,230,709
                                                                            --------------          ------------

Financing activities:
   Quarterly distributions                                                        (918,127)           (3,198,421)
   Special distributions                                                          -                  (40,084,212)
                                                                            --------------          ------------

            Net cash used for financing activities                                (918,127)          (43,282,633)
                                                                            --------------           -----------

Net increase (decrease) in cash and cash equivalents                                77,569           (37,001,546)

Cash and cash equivalents, beginning of period                                   2,737,740            39,434,806
                                                                            --------------          ------------

Cash and cash equivalents, end of period                                    $    2,815,309         $   2,433,260
                                                                            ==============         =============

Non cash activities:
Increase (decrease) in fair value of MBS                                    $       21,895         $     (18,024)
                                                                            ==============         =============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the “General Partners”) of Krupp Insured Mortgage Limited Partnership (the “Partnership”), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership’s Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2001, and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

Theresults of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs

At March 31, 2001, the Partnerships PIM portfolio has a fair market value of $33,808,789 and gross unrealized gains of $907,466. The Partnership’s PIMs have maturities ranging from 2024 to 2031.

3. MBS

As of March 31, 2001, the Partnership’s MBS portfolio has an amortized cost of $6,253,689 and gross unrealized gains and losses of $182,062 and $182,respectively. The MBS portfolio has maturity dates ranging from 2016 to 2024.

4. Changes in Partners' Equity

       A summary of changes in Partners' Equity for the three months ended
       March 31, 2001 is as follows:

                                                                                 Accumulated              Total
                                             Limited             General        Comprehensive           Partners'
                                             Partners            Partners           Income               Equity
                                             --------            --------         -----------          ------------

Balance at December 31, 2000              $  42,986,643        $  (373,628)       $    159,985        $  42,773,000

Net income                                      624,402             19,311             -                    643,713

Quarterly distributions                        (897,408)           (20,719)            -                   (918,127)

Change in unrealized gain on MBS                 -                    -                 21,895               21,895
                                          -------------        -----------        ------------       ---------------

Balance at March 31, 2001                 $  42,713,637        $  (375,036)       $    181,880        $  42,520,481
                                          =============        ===========        ============        ==============

                                    Continued

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

The Partnership agreed to provide debt service relief for the Wildflower PIM due to the property's poor operating performance in the competitive Las Vegas market. Occupancy has fallen as low as 80%, and the property has been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement between the Partnership, the borrower entity under the PIM, the principals of the borrower entity and the affiliated property management agent will provide operating funds for property repairs. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs has been established and is under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and will continue to deposit a similar amount until December 2002. The Partnership made an initial deposit into the escrow account to match the $105,000 principals' loan and the management agent's initial deposit and will continue to match additional deposits until December 2002. The Partnership's contributions to the escrow account will be considered an interest rebate. The principals' loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis amongst the parties.

The Partnership's only other remaining PIM investments are backed by the underlying first mortgage loans on Creekside and Richmond Park. Presently, the General Partners do not expect either of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Creekside, located in the Portland, Oregon area, continues to operate successfully with occupancy in the mid-90% range. However, Clackamas County is undertaking an extensive road improvement project adjacent to Creekside, and a portion of the property may be taken during the road's construction. The Partnership does not expect any changes to the property during 2001, but eventually, property operations could be affected by the road project. The remaining property, Richmond Park, maintains its position in a stable, older Cleveland suburb. Occupancy generally hovers in the low 90% range, but because the neighborhood does not support significant rental rate increases, the property only generates sufficient cash flow for adequate maintenance and not enough to provide for major capital improvements.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 2001 and 2000.

Net income decreased during the three months ended March 31, 2001 as compared to March 31, 2000 due primarily to lower basic interest income and participation interest on PIMs and other interest income. This was partially offset by decreases in asset management fees and amortization expense. Basic interest on PIMs decreased due to the payoffs of the Enclave, Bell Station and Brookside PIMs in 2000. Participation interest decreased due to the receipt of participation interest in the first quarter of 2000 on the Bell Station and Brookside PIMs. The Partnership did not receive any participation interest in the first quarter of 2001 from its remaining PIMs. Other interest income decreased due to significantly lower average cash balances available for short-term investing in the three month period versus the same period last year. The decrease in asset management fees is a result of the Partnership's asset base declining from the PIM prepayments. Amortization expense was greater during the three months ended March 31, 2000 as compared to March 31, 2001 as a result of the full amortization of the remaining prepaid fees and expenses on the PIM prepayments in the first quarter of 2000.

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

The Partnership includes in cash and cash equivalents approximately $2.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2001, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                              Krupp Insured Mortgage Limited Partnership
                              ------------------------------------------
                                             (Registrant)

                              BY:  -------------------------------------
                                   Robert A. Barrows
                                   Treasurer and Chief Accounting Officer of
                                   Krupp Plus Corporation, a General Partner

DATE: April 27, 2001.

Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable  Cash Flow and Net Cash Proceeds
from Capital Transactions as defined in Section 17 of the Partnership  Agreement
(on a GAAP basis) and the source of cash  distributions  for the  quarter  ended
March 31, 2001 and the period from inception through March 31, 2001. The General
Partners  provide certain of the information  below to meet  requirements of the
Partnership  Agreement  and  because  they  believe  that  it is an  appropriate supplemental measure of operating performance.  However, Distributable Cash Flow and Net Cash Proceeds from Capital  Transactions should not be considered by the reader as a substitute  to net income as an indicator of the  Partnership’s operating performance or to cash flows as a measure of liquidity.

                                                                                     Quarter         Inception
                                                                                      Ended           Through
                                                                                     3/31/01          3/31/01
                                                                                   -----------      -------------

                                                                         (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                      $     644           $   149,764
Items not requiring or (not providing) the use
   of operating funds:
        Shared Appreciation Interest                                                 -                   (5,716)
        Amortization of prepaid fees and expenses                                      18                19,212
        Premium Amortization                                                            1                     1
        Acquisition expenses paid from offering
           proceeds charged to operations                                             -                     184
        Gain on sale of MBS                                                           -                    (417)
                                                                                ---------           ----------- -
        Total Distributable Cash Flow ("DCF")                                   $     663           $   163,028
                                                                                =========           ============

        Limited Partners Share of DCF                                           $     643           $  158,137
                                                                                =========           ===========

        Limited Partners Share of DCF per Unit                                  $     .04           $       10.57(c)
                                                                                =========           =============

        General Partners Share of DCF                                           $      20           $     4,891
                                                                                =========           ============

Net Proceeds from Capital Transactions:
--------------------------------------
        Prepayments and principal collections on PIMs
           including Shared Appreciation Interest                               $     103           $   161,159
        Principal collections on MBS                                                  226                78,878
        Principal collections on MBS and PIMs                                       -                   (14,537)
           reinvested
        Gain on sale of MBS                                                            -                    417
                                                                                ------------        ------------
        Total Net Proceeds from Capital Transactions                            $     329           $   225,917
                                                                                =========           ============

Cash available for distribution
-------------------------------
     (DCF plus proceeds from Capital
           Transactions)                                                        $     992           $   388,945
                                                                                =========           ============

Distributions:
-------------
        Limited Partners                                                        $     897(a)        $   381,703
                                                                                =========           ============

        Limited Partners Average per Unit                                       $       .06(a)      $       25.52(b)(c)
                                                                                ===========         =============

        General Partners                                                        $        20(a)      $       4,891(b)
                                                                                ===========         =============

                 Total Distributions                                            $     917           $   386,594
                                                                                =========           ============

(a)     Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in May 2001.
(b)      Includes an estimate of the quarterly distribution to be paid in May 2001.
(c)     Limited Partners average per Unit return of capital as of May 2001 is
        $14.95 [$25.52 - $10.57]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.