Form 10-Q
period 2001-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2001-08-10
CIK 832095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                                   BALANCE SHEETS

                                                       ASSETS

                                                                           June 30,             December 31,
                                                                             2001                   2000
                                                                       ---------------        ---------------

Participating Insured Mortgages ("PIMs") (Note 2)                      $    23,869,071        $    33,004,074
Mortgage-Backed Securities ("MBS") (Note 3)                                 15,114,126              6,640,398
                                                                       ---------------        ---------------

   Total mortgage investments                                               38,983,197             39,644,472

Cash and cash equivalents                                                    3,146,475              2,737,740
Interest receivable and other assets                                           268,138                292,370
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $570,711 and
 $544,434, respectively                                                         56,931                 83,208
Prepaid participation servicing fees, net of
 accumulated amortization of $185,054 and
 $174,676, respectively                                                         22,482                 32,860
                                                                       ---------------        ---------------

   Total assets                                                        $    42,477,223        $    42,790,650
                                                                       ===============        ===============

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $        36,443        $        17,650
                                                                       ---------------        ---------------

Partners' equity (deficit)(Note 4):
  Limited Partners                                                          42,451,788             42,986,643
   (14,956,796  Limited Partner interests
    outstanding)

  General Partners                                                            (375,277)              (373,628)

  Accumulated comprehensive income                                             364,269                159,985
                                                                       ---------------        ---------------

      Total Partners' equity                                                42,440,780             42,773,000
                                                                       ---------------        ---------------

      Total liabilities and Partners' equity                           $    42,477,223        $    42,790,650
                                                                       ===============        ===============

                                       The accompanying notes are an integral
                                          part of the financial statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                               For the Three Months                 For the Six Months
                                                   Ended June 30,                     Ended June 30,
                                          -------------------------------     -------------------------------
                                                2001             2000            2001                2000
                                          -------------------------------     ------------       ------------
Revenues:
   Interest income - PIMs:
      Basic interest                      $     513,578     $     702,603     $  1,149,019       $  1,627,673
      Participation interest                     19,231           414,045           19,231            941,003
   Interest income - MBS                        230,062           137,454          353,322            283,999
   Other interest income                         34,000            74,614           76,606            208,119
                                          -------------     -------------      -----------       ------------

            Total revenues                      796,871         1,328,716        1,598,178          3,060,794
                                          -------------     -------------     ------------       ------------

Expenses:
   Asset management fee to an affiliate          51,897            84,281          117,685            195,815
   Expense reimbursements to affiliates          31,098            32,685           56,206             59,881
   Amortization of prepaid fees
      and expenses                               18,328            26,194           36,655            101,397
    General and administrative                   40,332           101,858           88,703            142,865
                                          -------------     -------------     ------------       ------------

            Total expenses                      141,655           245,018          299,249            499,958
                                          -------------     -------------     ------------       ------------

Net income                                      655,216         1,083,698        1,298,929          2,560,836

Other comprehensive income:

   Net change in unrealized gain/loss
      on MBS                                    182,389           (15,465)         204,284            (33,489)
                                          -------------     -------------     ------------       ------------

Total comprehensive income                $     837,605     $   1,068,233     $  1,503,213       $  2,527,347
                                          =============     =============     ============       ============

Allocation of net income (Note 4):

   Limited Partners                       $     635,559     $   1,051,187     $  1,259,961       $  2,484,011
                                          =============     =============     ============       ============

   Average net income per
      Limited Partner interest
      (14,956,796 Limited
       Partner interests
       outstanding)                       $         .04     $         .07     $        .08       $        .17
                                          =============     =============     ============       ============

   General Partners                       $      19,657     $      32,511     $     38,968       $     76,825
                                          =============     =============     ============       ============

                                       The accompanying notes are an integral
                                          part of the financial statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS

                                                                          For the Six Months
                                                                             Ended June 30,
                                                                  -----------------------------------

                                                                       2001                  2000
                                                                  ---------------       -------------
Operating activities:
   Net income                                                     $     1,298,929       $   2,560,836
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                            36,655             101,397
      Premium amortization                                                    899             -
      Shared Appreciation Interest and prepayment premium income          -                  (499,093)
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable and
          other assets                                                     24,232              (2,970)
         Increase (decrease) in liabilities                                18,793              (8,414)
                                                                  ---------------       -------------

            Net cash provided by operating activities                   1,379,508           2,151,756
                                                                  ---------------       -------------

Investing activities:
   Principal collections on PIMs including Shared
    Appreciation Interest and prepayment premium income
     of $499,093 in 2000                                                  184,663          18,685,629
   Principal collections on MBS                                           679,997             543,862
                                                                  ---------------       -------------

            Net cash provided by investing activities                     864,660          19,229,491
                                                                  ---------------       -------------

Financing activities:
   Special distributions                                                  -               (53,994,032)
   Quarterly distributions                                             (1,835,433)         (4,132,792)
                                                                  ---------------       -------------

            Net cash used for financing activities                     (1,835,433)        (58,126,824)
                                                                  ---------------       -------------

Net increase (decrease) in cash and cash equivalents                      408,735         (36,745,577)

Cash and cash equivalents, beginning of period                          2,737,740          39,434,806
                                                                  ---------------       -------------

Cash and cash equivalents, end of period                          $     3,146,475       $   2,689,229
                                                                  ===============       =============

Supplemental disclosure of non-cash investing activities:
 Reclassification of investment in a PIM to a MBS                 $     8,950,340       $     -
                                                                  ===============       =============

Non cash activities:
 Increase (decrease) in Fair Value of MBS                         $       204,284       $     (33,489)
                                                                  ===============       =============                                                                                                         ===============  =========

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

In the opinion of the  General  Partners of the  Partnership,  the  accompanying unaudited  financial  statements  reflect all  adjustments  (consisting  of only normal recurring  accruals)  necessary to present fairly the  Partnership’s financial  position as of June 30, 2001, its results of operations for the three and six  months  ended  June 30,  2001 and 2000 and its cash  flows  for the six months ended June 30, 2001 and 2000.

The results of  operations  for the three and six months ended June 30, 2001 are not  necessarily  indicative  of the results  which may be expected for the full year. See  Management’s  Discussion and Analysis of Financial Condition and
Results of Operations included in this report.

2.       PIMs

During May 2001,  the  Partnership  received  $19,231 from the  borrowers of the
Richmond  Park PIM as a  settlement  to release  the  loan’s  participation features.  The  property  has never  generated  sufficient  cash flow to pay any participation from property operations nor does it have sufficient value to meet the threshold to pay any participation based on value if the property is sold or refinanced.  The  borrowers  asked for a release of the  participation  features while  keeping the insured  first  mortgage  in place until the  property  turns around. The General Partners agreed to this request in return for the settlement because there was no expectation  that the Partnership  would be entitled to any participation  proceeds  now or in the  future  in the  property’s  current condition.  As a result,  the insured  first  mortgage loan on Richmond Park was reclassified  from a PIM to a MBS, and the Partnership  will continue to receive the scheduled  principal and interest  payments on the first  mortgage until the property is refinanced or sold.

At June 30, 2001,  the  Partnerships  PIM  portfolio  had a fair market value of
$24,673,568 and gross unrealized gains of $804,497. The Partnership’s  PIMs have maturities ranging from 2025 to 2031.

3.     MBS

As of June 30, 2001, the  Partnership’s MBS portfolio had an amortized cost of $14,749,857  and gross  unrealized  gains of $364,269.  The MBS portfolio has maturities ranging from 2016 to 2024.

4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the six months ended
       June 30, 2001 is as follows:

                                                                                 Accumulated              Total
                                             Limited             General        Comprehensive            Partners'
                                             Partners            Partners           Income                 Equity
                                             --------            --------         -----------        --------------

Balance at December 31, 2000              $  42,986,643        $  (373,628)       $    159,985        $  42,773,000

Net income                                    1,259,961             38,968            -                   1,298,929

Quarterly distributions                      (1,794,816)           (40,617)           -                  (1,835,433)

Change in unrealized gain on MBS               -                  -                    204,284              204,284
                                          -------------        -----------        -------------      --------------

Balance at June 30, 2001                  $  42,451,788        $   (375,277)      $    364,269        $  42,440,780
                                          =============        ============       ============        ==============
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

The most significant demand on the Partnership’s liquidity is the regular quarterly distribution paid to investors of approximately $900,000. Funds used for the investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of the decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections the General Partners have determined that the Partnership will pay a distribution of $.06 per Limited Partner interest per quarter.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership’s PIM investments also may provide additional income through its participation feature in the underlying properties if they operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

During May 2001, the Partnership received $19,231 from the borrowers of the Richmond Park PIM as a settlement to release the loan’s participation features. The property has never generated sufficient cash flow to pay any participation from property operations nor does it have sufficient value to meet the threshold to pay any participation based on value if the property is sold or refinanced. In the property’s present condition, there is little likelihood that its status will improve. Vacancy levels have begun to increase, and rental rate increases have been difficult to achieve. Consequently, all of the cash flow generated by the property has gone back into operations. While the borrower has assured that the insured first mortgage debt has been serviced, no major capital improvements have been undertaken that would enhance the property’s leasing efforts. Furthermore, routine maintenance and repairs were beginning to be prioritized according to need and available cash. The condition of the property and its inability to generate sufficient cash flow has seriously impaired the ability of the borrower to either sell the property or refinance it without taking a loss. The borrower’s business plan is to make a significant investment in the property to correct deferred maintenance and functional obsolescence and to market it for leasing in order to reposition the property for a successful sale or refinance. The borrowers were unwilling to make the large investment necessary while the property was encumbered with the PIM’s participation features. The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until the property turns around. The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds now or in the future in the property’s current condition. The insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS, and the Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

The Partnership agreed to provide debt service relief in December of 2000 for the Wildflower PIM due to the property’s poor operating performance in the competitive Las Vegas market. Occupancy had fallen as low as 80%, and the property had been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement between the Partnership, the borrower entity under the PIM, the principals of the borrower entity and the affiliated property management agent will provide operating funds for property repairs. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non-interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs was established and is under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and will continue to deposit a similar amount until December 2002. The Partnership made an initial deposit into the escrow account to match the $105,000 principals’ loan and the management agent’s initial deposit and will continue to match additional deposits until December 2002. The Partnership’s contributions to the escrow account will be considered an interest rebate. The principals’ loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis among the parties.

The Partnership’s other remaining PIM investment is backed by the underlying first mortgage loan on Creekside. Presently, the General Partners do not expect Creekside to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Creekside, located in the Portland, Oregon area, continues to operate successfully with occupancy in the mid-90% range. However, Clackamas County is undertaking an extensive road improvement project adjacent to Creekside, and a portion of the property may be taken during the road’s construction. The Partnership does not expect any major changes to the property during 2001, but eventually, property operations could be affected by the road project.

The Partnership has the option to call these PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

Results of Operations

Net income decreased in the three months ended June 30, 2001 as compared to June 30, 2000 primarily due to lower basic interest income and participation interest on PIMs. This decrease was partially offset by an increase in MBS interest income and decreases in general and administrative expenses and asset management fees. Basic interest on PIMs decreased due to the payoff of the Enclave PIM in May 2000 and the reclassification of the Richmond Park PIM to an MBS in May 2001. Participation interest was higher during the second quarter of 2000 due to amounts collected in connection with the Enclave PIM payoff. MBS interest income increased due to the Richmond Park reclassification. General and administrative expenses were greater during the second quarter of 2000 due to higher processing costs. The decrease in asset management fees is a result of the Partnership’s asset base declining from the PIM prepayments.

Net income decreased during the six months ended June 30, 2001 as compared to June 30, 2000 primarily due to lower basic interest income and participation interest on PIMs and other interest income. This was partially offset by an increase in MBS interest income and decreases in general and administrative expenses, asset management fees and amortization expense. Basic interest on PIMs decreased due to the payoffs of the Enclave, Bell Station and Brookside PIMs in 2000 and the reclassification of the Richmond Park PIM to a MBS in May 2001. Participation interest was higher during the first six months of 2000 due to amounts collected in connection with the PIM payoffs received during that period. Other interest income decreased due to significantly lower average cash balances available for short-term investing in the six month period ended June 30, 2001 versus the same period last year. MBS interest income increased due to the Richmond Park reclassification. General and administrative expenses were greater during the first six months of 2000 due to higher processing costs. The decrease in asset management fees is a result of the Partnership’s asset base declining from the PIM prepayments. Amortization expense was greater during the six months ended June 30, 2000 as compared to June 30, 2001 as a result of the full amortization of the remaining prepaid fees and expenses on the PIM prepayments in the first six months of 2000.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership’s investments in mortgages are guaranteed or insured by the Government National Mortgage Association (“GNMA”), Fannie Mae, the Federal Home Loan Mortgage Corporation (“FHLMC”) or the United States Department of Housing and Urban Development (“HUD”) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At June 30, 2001 the Partnership included in cash and cash equivalents approximately $1.1 million held in a money market fund which invests in securities which are primarily direct obligations of the U.S. Government or securities issued by agencies and instrumentalities of the U.S. Government which may be guaranteed, supported or backed by the credit of the U.S. Government or agencies thereof.

Interest Rate Risk

The Partnership’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership’s net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2001, the Partnerships PIMs and MBS comprised the majority of the Partnership’s assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership’s investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                   Krupp Insured Mortgage Limited Partnership
                   ------------------------------------------
                                  (Registrant)

                   BY:    / s / Robert A. Barrows
                   ---------------------------------------
                   Robert A. Barrows
                   Treasurer and Chief Accounting Officer of
                   Krupp Plus Corporation, a General Partner

DATE: August 3, 2001

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement
(on a GAAP basis) and the source of cash distributions for the quarter ended
June 30, 2001 and the period from inception through June 30, 2001. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                Six Months           Inception
                                                                                  Ended               Through
                                                                                 6/30/01              6/30/01
                                                                               ----------           -----------

                                                                         (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                      $   1,299           $   150,419
Items not requiring or (not providing) the use
   of operating funds:
        Shared Appreciation Interest                                                 -                   (5,716)
        Amortization of prepaid fees and expenses                                      37                19,231
        Premium Amortization                                                            1                     1
        Acquisition expenses paid from offering
           proceeds charged to operations                                             -                     184
        Gain on sale of MBS                                                           -                    (417)
                                                                                ---------           -----------
        Total Distributable Cash Flow ("DCF")                                   $   1,337           $   163,702
                                                                                =========           ===========

        Limited Partners Share of DCF                                           $   1,297           $   158,791
                                                                                =========           ===========

        Limited Partners Share of DCF per Unit                                  $     .09           $     10.62(c)
                                                                                =========           ===========

        General Partners Share of DCF                                           $      40           $     4,911
                                                                                =========           ===========

Net Proceeds from Capital Transactions:
--------------------------------------
        Prepayments and principal collections on PIMs
           including Shared Appreciation Interest                               $     185           $   161,241
        Principal collections on MBS                                                  681                79,333
        Principal collections on MBS and PIMs
           reinvested                                                                 -                 (14,537)
        Gain on sale of MBS                                                           -                     417
                                                                                ---------           -----------
        Total Net Proceeds from Capital Transactions                            $     866           $   226,454
                                                                                =========           ===========

Cash available for distribution
-------------------------------
     (DCF plus proceeds from Capital
           Transactions)                                                        $   2,203           $   390,156
                                                                                =========           ===========

Distributions:
-------------
        Limited Partners                                                        $   1,795(a)        $   382,601(b)
                                                                                =========           ===========

        Limited Partners Average per Unit                                       $    .12(a)         $     25.58(b)(c)
                                                                                ========            ===========

        General Partners                                                        $     40(a)         $     4,911(b)
                                                                                ========            ===========

                 Total Distributions                                            $  1,835            $   387,512
                                                                                ========            ===========

(a)   Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in August 2001.
(b)   Includes an estimate of the quarterly distribution to be paid in August 2001.
(c)   Limited Partners average per Unit return of capital as of August 2001 is
       $14.96 [$25.58- $10.62]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from
       MBS and PIMs.