Form 10-Q
period 2001-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2001-11-13
CIK 832095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                                   BALANCE SHEETS

                                                       ASSETS

                                                                         September 30,           December 31,
                                                                             2001                    2000
                                                                       ---------------        ---------------

Participating Insured Mortgages ("PIMs") (Note 2)                      $    23,797,064        $    33,004,074
Mortgage-Backed Securities ("MBS") (Note 3)                                 14,963,567              6,640,398
                                                                       ---------------        ---------------

   Total mortgage investments                                               38,760,631             39,644,472

Cash and cash equivalents                                                    3,422,214              2,737,740
Interest receivable and other assets                                           264,185                292,370
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $583,850 and
 $544,434, respectively                                                         43,792                 83,208
Prepaid participation servicing fees, net of
 accumulated amortization of $190,243 and
 $174,676, respectively                                                         17,293                 32,860
                                                                       ---------------        ---------------

   Total assets                                                        $    42,508,115        $    42,790,650
                                                                       ===============        ===============

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $       144,198        $        17,650
                                                                       ---------------        ---------------

Partners' equity (deficit)(Note 4):
  Limited Partners                                                          42,119,967             42,986,643
   (14,956,796  Limited Partner interests
    outstanding)

  General Partners                                                            (377,984)              (373,628)

  Accumulated comprehensive income                                             621,934                159,985
                                                                       ---------------        ---------------

   Total Partners' equity                                                   42,363,917             42,773,000
                                                                       ---------------        ---------------

   Total liabilities and Partners' equity                              $    42,508,115        $    42,790,650
                                                                       ===============        ===============

                     The accompanying notes are an integral
                        part of the financial statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                For the Three Months                 For the Nine Months
                                                 Ended September 30,                  Ended September 30,
                                          -------------------------------------------------------------------
                                               2001             2000               2001              2000
                                          -------------------------------     ------------       ------------
Revenues:
   Interest income - PIMs:
      Basic interest                      $     460,333     $     647,524     $  1,609,352       $  2,275,197
      Participation interest                      -                -                19,231            941,003
   Interest income - MBS                        279,212           135,296          632,534            419,295
   Other interest income                         29,126            44,214          105,732            252,333
                                          -------------     -------------      -----------       ------------

            Total revenues                      768,671           827,034        2,366,849          3,887,828
                                          -------------     -------------     ------------       ------------

Expenses:
   Asset management fee to an affiliate          53,531            58,813          171,216            254,628
   Expense reimbursements to affiliates          31,098            32,685           87,304             92,566
   Amortization of prepaid
      fees and expenses                          18,328            18,327           54,983            119,724
     General and administrative                  82,635            71,194          171,338            214,059
                                          -------------     -------------     ------------       ------------

            Total expenses                      185,592           181,019          484,841            680,977
                                          -------------     -------------     ------------       ------------

Net income                                      583,079           646,015        1,882,008          3,206,851

Other comprehensive income:

      Net change in unrealized gain
         on MBS                                 257,665            60,673          461,949             27,184
                                          -------------     -------------     ------------       ------------

Total comprehensive income                $     840,744     $     706,688     $  2,343,957       $  3,234,035
                                          =============     =============     ============       ============

Allocation of net income (Note 4):

   Limited Partners                       $     565,587     $     626,634     $  1,825,548       $  3,110,645
                                          =============     =============     ============       ============

   Average net income per
      Limited Partner interest
      (14,956,796 Limited
       Partner interests
       outstanding)                       $         .04     $         .04     $        .12       $        .21
                                          =============     =============     ============       ============

   General Partners                       $      17,492     $      19,381     $     56,460       $     96,206
                                          =============     =============     ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                 For the Nine Months
                                                                                  Ended September 30,
                                                                           -----------------------------------
                                                                                2001                 2000
                                                                           -------------         -------------
Operating activities:
   Net income                                                              $   1,882,008         $   3,206,851
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                                   54,983               119,724
      Shared Appreciation Interest and prepayment premium income                   -                  (499,093)
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable and
          other assets                                                            28,185               (30,930)
         Increase (decrease) in liabilities                                      126,548                (4,889)
                                                                           -------------         -------------

            Net cash provided by operating activities                          2,091,724             2,791,663
                                                                           -------------         -------------

Investing activities:
   Principal collections on PIMs including Shared
     Appreciation Interest and prepayment premium income
      of $499,093 in 2000                                                        256,670            18,784,380
   Principal collections on MBS                                                1,089,120               777,976
                                                                           -------------         -------------

            Net cash provided by investing activities                          1,345,790            19,562,356
                                                                           -------------         -------------

Financing activities:
   Quarterly distributions                                                    (2,753,040)           (5,058,129)
   Special distributions                                                           -               (53,994,032)
                                                                           -------------         -------------

            Net cash used for financing activities                            (2,753,040)          (59,052,161)
                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                             684,474           (36,698,142)

Cash and cash equivalents, beginning of period                                 2,737,740            39,434,806
                                                                           -------------         -------------

Cash and cash equivalents, end of period                                   $   3,422,214         $   2,736,664
                                                                           =============         =============

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIM to a MBS                         $   8,950,340         $         -
                                                                           =============         =============

Non cash activities:
  Increase in Fair Value of MBS                                            $     461,949         $      27,184
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
       Partnership, (collectively the "General Partners") of Krupp Insured
       Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the
       Partnership's Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2001, its results of operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

       The results of operations for the three and nine months ended September
       30, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of
       Financial Condition and Results of Operations included in this report.

2.     PIMs

       During May 2001, the Partnership received $19,231 from the borrowers of the Richmond Park PIM as a settlement to release the loan's participation features. The property never generated sufficient cash flow to pay any participation from property operations nor did it have sufficient value to meet the threshold to pay any participation based on value if the property was sold or refinanced. The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until operations improve and the property can be sold or refinanced. The
       General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds now or in the future in the property's current condition. As a result, the insured first mortgage loan on
       Richmond Park was reclassified from a PIM to a MBS, and the Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

       At September 30, 2001, the Partnership's PIM portfolio had a fair market value of $24,935,715 and gross unrealized gains of $1,138,651. The
       Partnership's PIMs had maturities ranging from 2025 to 2031.

3.     MBS

       As of September 30, 2001, the Partnership's MBS portfolio had an amortized cost of $14,341,633 and gross unrealized gains of $621,934. The
       MBS portfolio had maturity dates ranging from 2016 to 2024.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the nine months ended September 30, 2001 is as follows:

                                                                                  Accumulated             Total
                                                Limited            General       Comprehensive          Partner's
                                                Partners          Partners           Income              Equity
                                         ---------------       -------------     --------------    -----------------

Balance at December 31, 2000             $    42,986,643       $    (373,628)    $      159,985    $      42,773,000

Net income                                     1,825,548              56,460               -               1,882,008

Quarterly distributions                       (2,692,224)            (60,816)              -              (2,753,040)

Change in unrealized gain
 on MBS                                        -                   -                    461,949              461,949
                                         ---------------       -------------     --------------    -----------------

Balance at September 30, 2001            $    42,119,967       $    (377,984)    $      621,934    $      42,363,917
                                         ===============       =============     ==============    =================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

The most significant demand on the Partnership's liquidity is the regular quarterly distribution paid to investors of approximately $900,000. Funds used for the investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the quarterly distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of the decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections the General Partners have determined that the Partnership can maintain its current distribution of $.06 per Limited Partner interest per quarter for the near term.

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

During May 2001, the Partnership received $19,231 from the borrowers of the Richmond Park PIM as a settlement to release the loan's participation features. The property never generated sufficient cash flow to pay any participation from property operations nor did it have sufficient value to meet the threshold to pay any participation based on value if the property was sold or refinanced. In the property's present condition, there is little likelihood that its status will improve. Vacancy levels have begun to increase, and rental rate increases have been difficult to achieve. Consequently, all of the cash flow generated by the property has gone back into operations. While the borrower has assured that the insured first mortgage debt has been serviced, no major capital improvements have been undertaken that would enhance the property's leasing efforts. Furthermore, routine maintenance and repairs were beginning to be prioritized according to need and available cash. The condition of the property and its inability to generate sufficient cash flow has seriously impaired the ability of the borrower to either sell the property or refinance it without taking a loss. The borrower's business plan is to make a significant investment in the property to correct deferred maintenance and functional obsolescence and to market it for leasing in order to reposition the property for a successful sale or refinance. The borrowers were unwilling to make the large investment necessary while the property was encumbered with the PIM's participation features. The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until operations improve and the property can be sold or refinanced. The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds now or in the future in the property's current condition. The insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS, and the Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

The Partnership agreed to provide debt service relief in December of 2000 for the Wildflower PIM due to the property's poor operating performance in the competitive Las Vegas market. Occupancy had fallen as low as 80%, and the property had been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement between the Partnership, the borrower entity under the PIM, the principals of the borrower entity and the affiliated property management agent will provide operating funds for property repairs. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non-interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs was established and is under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and will continue to deposit a similar amount until December 2002. The Partnership made an initial deposit into the escrow account to match the $105,000 principals' loan and the management agent's initial deposit and will continue to match additional deposits until December 2002. The Partnership's contributions to the escrow account will be considered an interest rebate. The principals' loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis among the parties.

The Partnership's other remaining PIM investment is backed by the underlying first mortgage loan on Creekside. Presently, the General Partners do not expect Creekside to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Creekside, located in the Portland, Oregon area, continues to operate successfully with occupancy in the mid-90% range. However, Clackamas County is undertaking an extensive road improvement project adjacent to Creekside, and a portion of the property may be taken during the road's construction. The Partnership does not expect any major changes to the property during 2001, but eventually, property operations could be affected by the road project.

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

Results of Operations

Net income decreased in the three months ended September 30, 2001 as compared to September 30, 2000 primarily due to lower basic interest on PIMs and other interest income. This decrease was partially offset by an increase in MBS interest income. Basic interest on PIMs decreased primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in the three-month period versus the same period last year. MBS interest income increased due to the Richmond Park reclassification.

Net income decreased during the nine months ended September 30, 2001 as compared to September 30, 2000 primarily due to lower basic interest and participation interest on PIMs and other interest income. This was partially offset by an increase in MBS interest income and decreases in general and administrative expenses, asset management fees and amortization expense. Basic interest on PIMs decreased primarily due to the payoffs of the Enclave, Bell Station and Brookside PIMs in 2000 and the reclassification of the Richmond Park PIM to a MBS in May 2001. Participation interest was higher during the first nine months of 2000 due to amounts collected in connection with the PIM payoffs received during that period. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in the nine month period ended September 30, 2001 versus the same period last year. MBS interest income increased due to the Richmond Park reclassification. General and administrative expenses were greater during the first nine months of 2000 due to higher processing costs. The decrease in asset management fees is a result of the Partnership's asset base declining from the PIM prepayments. Amortization expense was greater during the nine months ended September 30, 2000 as compared to September 30, 2001 as a result of the full amortization of the remaining prepaid fees and expenses on the PIM prepayments in the first nine months of 2000.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------
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

The Partnership included in cash and cash equivalents approximately $3.0 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2001, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

DATE: November 2, 2001

 Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined in Section 17 of the Partnership Agreement
(on a GAAP basis) and the source of cash distributions for the quarter ended
September 30, 2001 and the period from inception through September 30, 2001. The
General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                               Nine Months          Inception
                                                                                  Ended              Through
                                                                                 9/30/01             9/30/01
                                                                               -----------        --------------

                                                                         (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                      $   1,882           $   151,002
Items not requiring or (not providing) the use
   of operating funds:
        Shared Appreciation Interest                                                -                    (5,716)
        Amortization of prepaid fees and expenses                                      55                19,249
        Acquisition expenses paid from offering
           proceeds charged to operations                                           -                       184
        Gain on sale of MBS                                                         -                      (417)
                                                                                ---------           -----------
        Total Distributable Cash Flow ("DCF")                                   $   1,937           $   164,302
                                                                                =========           ===========

        Limited Partners Share of DCF                                           $   1,879           $   159,373
                                                                                =========           ===========

        Limited Partners Share of DCF per Unit (14,956,796)                     $     .13           $     10.66(c)
                                                                                =========           ===========

        General Partners Share of DCF                                           $      58           $     4,929
                                                                                =========           ===========

Net Proceeds from Capital Transactions:
--------------------------------------
        Prepayments and principal collections on PIMs
           including Shared Appreciation Interest                               $     257           $   161,313
        Principal collections on MBS                                                1,089                79,741
        Principal collections on MBS and PIMs
           reinvested                                                                -                  (14,537)
        Gain on sale of MBS                                                         -                       417
                                                                                --------            -----------
        Total Net Proceeds from Capital Transactions                            $   1,346           $   226,934
                                                                                =========           ===========

Cash available for distribution
-------------------------------
     (DCF plus proceeds from Capital
           Transactions)                                                        $   3,283           $   391,236
                                                                                =========           ===========

Distributions:
-------------
        Limited Partners                                                        $   2,692 (a)       $   383,498(b)
                                                                                =========           ===========

        Limited Partners Average per Unit                                       $     .18 (a)       $     25.64(b)(c)
                                                                                =========           ===========

        General Partners                                                        $      58 (a)       $     4,929(b)
                                                                                =========           ===========

                 Total Distributions                                            $   2,750           $   388,427
                                                                                =========           ===========

(a)   Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in November 2001.
(b)   Includes an estimate of the quarterly distribution to be paid in
       November 2001.
(c)   Limited Partners average per Unit return of capital as of November 2001 is
       $14.98 [$25.64 - $10.66]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.