Form 10-K
period 2001-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2002-03-26
CIK 832095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act:

                        Title                                                      Name of Exchange on which Registered

    Shares of Beneficial Interest                                                          None

Securities registered pursuant to Section 12(g) of the Act:         None

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

The exhibit index is located on pages 10-11

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

The Partnership also has investments in MBS  collateralized by single-family and multi-family  mortgage  loans issued or  originated  by Fannie Mae,  GNMA or the
Federal Home Loan  Mortgage  Corporation  ("FHLMC").  Fannie Mae, GNMA and FHLMC
guarantee the principal and basic interest of the Partnership's Fannie Mae, GNMA and FHLMC MBS, respectively.

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

As of  December  31,  2001  there were no  personnel  directly  employed  by the
Partnership.

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

The number of investors  holding Units as of December 31, 2001 was approximately
12,400.  One of  the  objectives  of the  Partnership  is to  provide  quarterly distributions  of cash flow  generated  by its  investments  in  mortgages.  The
Partnership  presently  anticipates  that  future  operations  will  continue to generate cash available for distribution.

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

The Partnership  made  distributions  to its Partners during the two years ended
December 31, 2001 and 2000 as follows:

                                                          2001                                 2000
                                             ----------------------------          -------------------------------
                                                 Amount         Per Unit               Amount          Per Unit
                                             ---------------  -----------          ----------------  -------------
Quarterly Distributions:
Limited Partners                             $    3,589,632    $      .24          $   5,833,146     $         .39
General Partners                                     78,831         -                    142,320             -
                                              -------------                        -------------
                                                  3,668,463                            5,975,466

Special Distributions:
Limited Partners                                    -          $    -                 53,994,033     $        3.61
                                             --------------                        -------------

                                             $    3,668,463                        $  59,969,499
                                             ==============                        =============

    ITEM 6.SELECTED FINANCIAL DATA
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

                                                                Year  Ended  December 31,
                         ------------------------------------------------------------------------------------------------------------------------
                                 2001                 2000                1999              1998                 1997
                                 ----                 ----                ----              ----                 ----

Total revenues           $    3,120,660      $      4,690,857      $    9,806,072    $   11,954,179     $     16,679,293

Net income                    2,511,481             3,879,148           7,502,317         9,100,138           12,188,074

Net income allocated
 to Partners:
  Limited Partners            2,436,137             3,762,774           7,277,247         8,827,134           11,822,432
  Average per Unit                  .16                   .25                 .49               .59                  .79
  General Partners               75,344               116,374             225,070           273,004              365,642

Total assets at
   December 31               41,946,276            42,790,650          98,726,491       135,213,294          161,358,290

Distributions to Partners:
 Quarterly Distributions:
  Limited Partners            3,589,632             5,833,146          12,563,709        13,909,819           17,948,156
  Average per Unit                  .24                   .39                 .84               .93                 1.20
  General Partners               78,831               142,320             260,692           310,079              386,086

 Special Distributions:
  Limited Partners              -                  53,994,033          30,511,863        20,789,946           28,717,048
  Average Per Unit              -                        3.61                2.04              1.39                 1.92

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
------

Certain  statements in this  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations  and elsewhere in this Form 10-K  constitute
"forward-looking   statements"   within  the  meaning  of  the  Federal  Private
Securities  Litigation  Reform  Act of 1995.  These  forward-looking  statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's  actual results,  performance or achievements to be materially different  from any future  results,  performance or  achievements  expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local  conditions;  pre-payments  of  mortgages;  failure of borrowers to pay participation  interests due to poor operating results at properties  underlying the mortgages;  uninsured losses and potential conflicts of interest between the
Partnership and its Affiliates, including the General Partners.

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
Based on current  projections  the General  Partners  have  determined  that the
Partnership  will  continue to pay a  distribution  of $.06 per Limited  Partner interest per quarter for the near future.

The  General  Partners  have also  determined  that the  Partnership  will pay a special  distribution of $.10 per Limited Partner  interest in the first quarter of 2002 due to the  prepayment of the single family MBS earlier than  previously anticipated . In addition to providing  insured or guaranteed  monthly principal and basic interest payments,  the Partnership's PIM investments also may provide additional income through its participation feature in the underlying properties if they  operate  successfully.  The  Partnership  may  receive  a share  in any operating cash flow that exceeds debt service obligations and capital needs or a share in any  appreciation  in value when the properties are sold or refinanced.
However,  this  participation  is  neither  guaranteed  nor  insured,  and it is dependent  upon whether  property  operations or its terminal value meet certain criteria.

During May 2001,  the  Partnership  received  $19,231 from the  borrowers of the
Richmond Park PIM as a settlement to release the loan's participation  features.
The property was not generating  sufficient  cash flow to pay any  participation from property  operations nor did it have  sufficient  appreciation  in value to meet the threshold to pay any  participation  based on value if the property was sold or refinanced.  Considering the property's  physical  condition,  there was little  likelihood  that its status would  improve.  Rental rate  increases  and occupancy  levels had been difficult to achieve.  Consequently,  all of the cash flow generated by the property went back into operations. While the borrower had assured that the insured  first  mortgage  debt was  serviced,  no major capital
improvements  were  undertaken  to  enhance  the  property's   leasing  efforts.
Furthermore,  routine  maintenance  and repairs were beginning to be prioritized according  to need and  available  cash.  The  condition of the property and its inability to generate sufficient cash flow seriously impaired the ability of the borrower to either sell the property or refinance it without  taking a loss. The borrower's business plan was to make a significant investment in the property to correct  deferred  maintenance and functional  obsolescence and to market it for leasing in order to reposition the property for a successful  sale or refinance.
The borrowers were unwilling to make the significant investments necessary while the property was encumbered with the PIM's participation  features. As a result, the borrowers  requested a release of the  participation  features while keeping the insured first  mortgage in place until  operations  improve and the property can be sold or refinanced. The General Partners agreed to this request in return for the settlement  because there was no expectation that the Partnership  would be entitled to any participation proceeds now or in the future in the property's physical  condition.  Upon this  settlement,  the insured first mortgage loan on
Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of  the  investment  is a GNMA  MBS.  The  Partnership  also  reclassified  this
investment   to  available  for  sale   concurrent   with  the  release  of  the
participation  feature.  The Partnership  will continue to receive the scheduled principal  and  interest  payments on the first  mortgage  until the property is refinanced or sold.

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

In addition to the payoffs  mentioned above,  the  Partnership,  received Shared
Income Interest of $24,233 from the Enclave PIM during February 2000 and $34,793 from the Creekside PIM during June 2000.

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

The  Partnership's  other  remaining PIM  investment is backed by the underlying first mortgage loan on Creekside.  Presently, the General Partners do not expect
Creekside to pay the  Partnership  any  participation  interest or to be sold or refinanced  during 2002.  However,  if favorable market  conditions  provide the borrower  an  opportunity  to  sell  the  property,  there  are  no  contractual obligations  remaining that would prevent a prepayment of the  underlying  first mortgage.  Creekside, located in the Portland, Oregon area, continues to operate successfully with occupancy in the mid-90% range.  However,  Clackamas County is undertaking an extensive road improvement  project adjacent to Creekside,  and a portion  of the  property  may be taken  during  the  road's  construction.  The
Partnership  does not expect any major changes to the property  during 2002, but eventually, property operations could be affected by the road project.

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

Critical Accounting Policy

The  Partnership's  critical  accounting  policy  relates  primarily  to revenue recognition  related  to the  participation  feature  of the  Partnership's  PIM investments. The Partnership's policy is as follows:

Basic  interest  on PIMs  is  recognized  based  on the  stated  rate of the FHA mortgage  loan (less the  servicer's  fee) or the stated coupon rate of the GNMA
MBS. The Partnership  recognizes interest related to the participation  features when the amount becomes fixed and the transaction that gives rise to such amount is consummated.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The Partnership includes in cash and cash equivalents approximately $3.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At
December 31, 2001, the Partnerships PIMs and MBS comprise the majority of the
Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                                    Expected maturity dates ($ in thousands)

                    2002         2003       2004        2005           2006       Thereafter      Total       Fair
                                                                                                  Face        Value
                                                                                                  Value

Interest-sensitive assets:

MBS               $    917     $    817    $    734     $    666      $   611    $     10,111  $     13,856  $   14,308
WAIR                 7.63%        7.63%      7.63%        7.63%        7.63%           7.63%         7.63%

PIMs                   309          335         363          393          426          21,898        23,724      24,767
WAIR                 7.94%        7.94%       7.94%        7.94%        7.94%           7.94%         7.94%
                  --------     --------    --------     --------      -------    ------------  ------------ ------------

Total Interest-
sensitive assets  $  1,226     $  1,152    $  1,097     $  1,059      $ 1,037    $     32,009  $     37,580 $     39,075
                  ========     ========    ========     ========      =======    ============  ============ ============

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.

                                                                       (Amounts in thousands)
                                                             2001             2000              1999
                                                             ----             ----              ----

   Interest income on PIMs:
      Basic interest                                      $   2,069        $    2,773         $   6,325
      Participation interest                                     19               941             1,666
   Interest income on MBS                                       902               550             1,206
   Other interest income                                        130               427               609
   Partnership expenses                                        (536)             (674)           (1,006)
   Amortization of prepaid fees and
    expenses                                                    (73)             (138)           (1,298)
                                                           --------        ----------         ---------

          Net income                                       $  2,511        $    3,879         $   7,502
                                                           ========        ==========         =========

Net income  decreased in 2001 when compared to 2000 primarily due to lower basic interest and participation  interest on PIMs and other interest income. This was partially  offset by an increase in MBS interest income and decreases in general and  administrative  expenses,  asset management fees and amortization  expense.
Basic  interest on PIMs  decreased  primarily due to the payoffs of the Enclave,
Bell Station and Brookside PIMs in 2000 and the reclassification of the Richmond
Park PIM to a MBS in May 2001. Participation interest was higher during 2000 due to amounts collected in connection with the PIM payoffs received. Other interest income  decreased due to  significantly  lower average  interest rates earned on cash  balances  available  for  short-term  investing in 2001 versus  2000.  MBS interest income increased due to the Richmond Park reclassification. General and administrative expenses were greater during 2000 due to higher processing costs.
The decrease in asset  management  fees is a result of the  Partnership's  asset base declining from the PIM prepayments. Amortization expense was greater during
2000 as compared to 2001 as a result of the full  amortization  of the remaining prepaid fees and expenses on the PIM prepayments in 2000.

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

                                                                Position with
            Name and Age                                        Krupp Plus Corporation

            Douglas Krupp (55)                                  President, Co-Chairman of the Board and Director
            George Krupp (57)                                   Co-Chairman of the Board and Director
            Peter F. Donovan (48)                               Senior Vice President
            Ronald Halpern (60)                                 Senior Vice President
            Robert A. Barrows (44)                              Vice President and Treasurer
            Carol J.C. Mills (52)                               Vice President

Douglas Krupp  co-founded and serves as Co-Chairman and Chief Executive  Officer of The  Berkshire  Group,  an  integrated  real estate  financial  services firm
engaged  in  real   estate   acquisitions,   property   management,   investment
sponsorship,   venture  capital   investing,   mortgage  banking  and  financial
management,  and ownership of two operating  companies  through  private  equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire
Group was  established  as The Krupp  Companies in 1969 and he has served as the
Chief Executive  Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the  Co-Founder  and  Co-Chairman  of The  Berkshire  Group,  an
integrated  real  estate   financial   services  firm  engaged  in  real  estate
acquisitions,  property  management,  investment  sponsorship,  venture  capital investing,  mortgage  banking and  financial  management,  and  ownership of two operating companies through private equity  investments.  Mr. Krupp has held the position of Co-Chairman  since The Berkshire  Group was established as The Krupp
Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish
High  School in  Waltham,  Massachusetts  since  September  of 1997.  Mr.  Krupp attended the  University  of  Pennsylvania  and Harvard  University  and holds a
Master's Degree in History from Brown  University.  Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire  Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 10th largest  commercial  mortgage  servicer in the United  States with a servicing and asset management portfolio of $14.1 billion.  Previously he served as President of  Berkshire  Mortgage  Finance from January of 1993 to January of
1998 and in that capacity he directed the  production,  underwriting,  servicing and asset  management  activities of the firm. Prior to that, he was Senior Vice
President  of  Berkshire   Mortgage   Finance  and  was   responsible   for  all
participating  mortgage  originations.  Before  joining the firm in 1984, he was
Second Vice  President,  Real Estate Finance for Continental  Illinois  National
Bank and Trust,  where he managed a $300 million  construction  loan  portfolio of commercial  properties.  Mr. Donovan received a B.A. from Trinity College and an
M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

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

Robert A.  Barrows  is Senior  Vice  President  and Chief  Financial  Officer of
Berkshire  Mortgage  Finance.  Mr. Barrows has held several positions within The
Berkshire  Group since joining the company in 1983 and is currently  responsible for  accounting,  financial  reporting  and  treasury  functions  for  Berkshire
Mortgage  Finance.  Prior  to  joining  The  Berkshire  Group,  he was an  audit supervisor for Coopers and Lybrand  L.L.P.  in Boston.  He received a B.S.  degree from Boston College and is a Certified  Public  Accountant.  Carol J.C. Mills is
Senior Vice President for Loan Management of Berkshire  Mortgage  Finance and in
this capacity,  she is responsible  for the Loan Servicing and Asset  Management functions of Berkshire Mortgage Finance. She manages the estimated $14.1 billion portfolio  of  loans.  Ms.  Mills  joined  Berkshire  in  December  1997 as Vice
President  and was  promoted  to Senior Vice  President  in January  1999.  From
January  1989  through  November  1997,  Ms.  Mills was Vice  President of First
Winthrop Corporation and Winthrop Financial  Associates,  in Cambridge,  MA. Ms.
Mills  earned  a  B.A.  degree  from  Mount  Holyoke  College  and a  Master  of
Architecture degree from Harvard  University.  Ms. Mills is a member of the Real
Estate  Finance  Association,  New England  Women in Real  Estate,  the Mortgage
Bankers Association and the Servicing Advisory Council for Freddie Mac.

ITEM 11.  EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2001, no person of record owned or was known by the General
Partners to own beneficially more than 5% of the Partnership's 14,956,796 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner
Interests.

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

(b)     Reports on Form 8-K

        During the last quarter of the year ended December 31, 2001, the
        Partnership did not file any reports on Form 8-K.

(c)     Exhibits:

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
                       (File No. 33-21201)].*

            Richmond Park Apartments

            (10.2)      Prospectus  for GNMA Pool No. 260865 (PL) [Exhibit 1 to
                        Registrant's  report on Form 8-K dated August 30, 1989
                        (File No. 0-17690)].*

            Wildflower Apartments

            (10.3)      Prospectus  for GNMA Pool No.  280652(PL)  [Exhibit
                        10.30 to  Registrant's  Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1989
                        (File No. 0-17690)].*

            (10.4)      Subordinated Multifamily Deed of Trust dated December
                        12, 1989 (including Subordinated Promissory Note)
                        between Lincoln Wildflower Limited Partnership and Krupp
                        Insured Mortgage Limited Partnership [Exhibit 10.31 to
                        Registrant's Annual Report on Form 10-K for the fiscal
                        year ended December 31, 1989 (File No. 0-17690)].*

            (10.5)      Loan Modification Agreement, dated December 21, 2000,
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
                        Inc.*

            Creekside Apartments

            (10.6)      Subordinated Promissory Note dated June 28, 1990 between
                        Creekside Associates Limited Partnership and Krupp
                        Insured Mortgage Limited Partnership [Exhibit 19.6 to
                        Registrant's report on Form 10-Q for the quarter ended
                        June 30, 1990 (File No. 0-17690)].*

            (10.7)      Subordinated Multifamily Deed of Trust dated June 28,
                        1990 between Creekside Associates Limited Partnership
                        and Krupp Insured Mortgage Limited Partnership [Exhibit
                        19.7 to Registrant's report on Form 10-Q for the quarter
                        ended June 30, 1990 (File No. 0-17690)].*

            (10.8)      Participation Agreement dated June 28, 1990 between
                        Krupp Mortgage Corporation and Krupp Insured Mortgage
                        Limited Partnership [Exhibit 19.1 to Registrant's report
                        on Form 10-Q for the quarter ended September 30, 1990
                        (File No. 0-17690)].*

            * Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March,
2002.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   By: Krupp Plus Corporation, a General  Partner

                   By: /s/ Douglas Krupp
                       --------------------------------------------------------
                       Douglas Krupp, President, Co-Chairman
                       (Principal Executive Officer), and Director of
                       Krupp Plus Corporation

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of March, 2002.

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
                                         For the Year Ended December 31, 2001

                                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants                                                                           F-3

Balance Sheets at December 31, 2001 and 2000                                                                F-4

Statements of Income and Comprehensive Income for the Years Ended December 31, 2001,
2000 and 1999                                                                                               F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 2001, 2000 and 1999                                                                            F-6

Statements of Cash Flows for the Years Ended December 31, 2001,
2000 and 1999                                                                                               F-7

Notes to Financial Statements                                                                        F-8 - F-17

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Krupp Insured Mortgage Limited Partnership:

In our  opinion,  the  financial  statements  listed in the  accompanying  index present  fairly,  in all  material  respects,  the  financial  position of Krupp
Insured Mortgage Limited  Partnership (the  "Partnership")  at December 31, 2001
and 2000 and the  results of its  operations  and its cash flows for each of the three years in the period ended December 31, 2001 in conformity  with accounting principles  generally accepted in the United States of America.  These financial
statements  are  the  responsibility  of  the  Partnership's   management;   our
responsibility  is to express an opinion on these financial  statements based on our audits.  We conducted  our audits of these  statements  in  accordance  with auditing  standards  generally  accepted in the United  States of America  which require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by management,  and evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                                      KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                                    BALANCE SHEETS

                                              December 31, 2001 and 2000

                                                        ASSETS

                                                                                  2001                  2000
                                                                                  ----                  ----

   Participating Insured Mortgages ("PIMs")
    (Notes B, C and H)                                                       $  23,723,593         $  33,004,074
   Mortgage-Backed Securities ("MBS")
    (Notes B, D and H)                                                          14,308,403             6,640,398
                                                                              ------------         -------------

        Total mortgage investments                                              38,031,996            39,644,472

   Cash and cash equivalents (Notes B, C and H)                                  3,603,846             2,737,740
   Interest receivable and other assets                                            267,672               292,370
   Prepaid acquisition fees and expenses, net of
     accumulated amortization of $596,986 and
     $544,434 respectively (Note B)                                                 30,656                83,208
   Prepaid participation servicing fees, net of
     accumulated amortization of $195,430 and
     $174,676, respectively (Note B)                                                12,106                32,860
                                                                             -------------         -------------

        Total assets                                                         $  41,946,276         $  42,790,650
                                                                             =============         =============

                                           LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                                               $      17,875         $      17,650
                                                                             -------------         -------------

   Partners' equity (deficit) (Notes A and E):
   Limited Partners                                                             41,833,148            42,986,643
      (14,956,796 Limited Partner interests
         outstanding)

    General Partners                                                              (377,115)             (373,628)

     Accumulated Comprehensive Income  (Note B)                                    472,368               159,985
                                                                             -------------         -------------

        Total Partners' equity                                                  41,928,401            42,773,000
                                                                             -------------         -------------

        Total liabilities and Partners' equity                               $  41,946,276         $  42,790,650
                                                                             =============         =============

                     The accompanying notes are an integral
                        part of the financial statements.

                                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                              For the Years Ended December 31, 2001, 2000 and 1999

                                                                      2001                2000              1999
                                                                 -------------       -------------      -------------
Revenues (Note B):
 Interest income - PIMs (Note C):
    Basic interest                                               $   2,068,652       $   2,772,996      $   6,324,994
    Participation interest                                              19,231             941,003          1,665,793
 Interest income - MBS (Note D)                                        902,292             549,802          1,205,925
 Other interest income                                                 130,485             427,056            609,360
                                                                 -------------       -------------      -------------

             Total revenues                                          3,120,660           4,690,857          9,806,072
                                                                 -------------       -------------      -------------

Expenses:
  Asset management fee to an affiliate (Note F)                        231,416             318,118            703,699
  Expense reimbursements to affiliates  (Note F)                       118,398             125,247             92,642
  Amortization of prepaid fees and expenses (Note B)                    73,306             138,050          1,298,012
  General and administrative                                           186,059             230,294            209,402
                                                                 -------------       -------------      -------------

             Total expenses                                            609,179             811,709          2,303,755
                                                                 -------------       -------------      -------------

Net income (Note G)                                                  2,511,481           3,879,148          7,502,317

Other comprehensive income:

  Net change in unrealized gain on MBS                                 312,383             156,410           (641,612)
                                                                 -------------       -------------      -------------

Total comprehensive income                                       $   2,823,864       $   4,035,558      $   6,860,705
                                                                 =============       =============      =============

Allocation of net income (Note E):

 Limited Partners                                                $   2,436,137       $   3,762,774      $   7,277,247
                                                                 =============       =============      =============

 Average net income per Limited Partner
  interest (14,956,796 Limited Partner interests outstanding)    $         .16       $         .25      $         .49
                                                                 =============       =============      =============

 General Partners                                                $      75,344       $     116,374      $     225,070
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

                                      KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                 For the Years Ended December 31, 2001, 2000 and 1999

                                                                                      Accumulated            Total
                                                     Limited             General     Comprehensive          Partners'
                                                     Partners           Partners         Income              Equity
                                                 --------------        -----------     -----------        -------------

Balance at December 31, 1998                     $  134,849,373        $  (312,060)      $ 645,187        $ 135,182,500

Net income                                            7,277,247            225,070           -                7,502,317

Quarterly distributions                             (12,563,709)          (260,692)          -             (12,824,401)

Special distributions                               (30,511,863)             -               -             (30,511,863)

Change in unrealized
 gain on MBS                                              -                  -            (641,612)           (641,612)
                                                 --------------        -----------      ----------        ------------

Balance at December 31, 1999                         99,051,048           (347,682)          3,575          98,706,941

Net income                                            3,762,774            116,374           -               3,879,148

Quarterly distributions                              (5,833,146)          (142,320)          -              (5,975,466)

Special distributions                               (53,994,033)               -             -             (53,994,033)

Change in unrealized
 gain on MBS                                              -                    -           156,410             156,410

                                                 --------------        -----------      ----------        ------------

Balance at December 31, 2000                         42,986,643           (373,628)        159,985          42,773,000

Net income                                            2,436,137             75,344          -                2,511,481

Quarterly distributions                              (3,589,632)           (78,831)         -               (3,668,463)

Change in unrealized
  gain on MBS                                             -                   -            312,383             312,383
                                                 --------------        -----------     -----------       -------------

Balance at December 31, 2001                     $   41,833,148        $  (377,115)    $   472,368       $  41,928,401
                                                 ==============        ===========     ===========       =============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                       For the Years Ended December 31, 2001, 2000 and 1999

                                                                              2001                2000                  1999
                                                                              ----                ----                  ----
Operating activities:
   Net income                                                           $   2,511,481        $   3,879,148         $   7,502,317
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                                73,306              138,050             1,298,012
      Shared Appreciation Interest and prepayment
         premium income                                                       -                   (499,093)           (1,027,201)
         Changes in assets and liabilities:
         Decrease (increase) in interest receivable
            and other assets                                                   24,698             (105,007)              598,802
         Increase (decrease) in liabilities                                       225               (1,900)              (11,244)
                                                                        -------------        -------------         ------------- -

            Net cash provided by operating activities                       2,609,710            3,411,198             8,360,686
                                                                        -------------        -------------         --------------

Investing activities:
   Principal collections on PIMs including
     Shared Appreciation Interest and prepayment premiums
      of $499,093 in 2000, and $1,027,201 in 1999                             330,141           18,885,111            48,587,772
   Principal collections on MBS                                             1,594,718              976,124            10,705,146
                                                                         ------------        -------------         --------------

            Net cash provided by investing activities                       1,924,859           19,861,235            59,292,918
                                                                        -------------        -------------         ------------- -

Financing activities:
   Quarterly distributions                                                 (3,668,463)          (5,975,466)          (12,824,401)
   Special distributions                                                      -                (53,994,033)          (30,511,863)
                                                                        -------------        -------------         ------------- -

            Net cash used for financing activities                         (3,668,463)         (59,969,499)          (43,336,264)
                                                                        -------------        -------------         ------------- -

Net increase (decrease) in cash and
      cash equivalents                                                        866,106          (36,697,066)           24,317,340

Cash and cash equivalents, beginning of year                                2,737,740           39,434,806            15,117,466
                                                                        -------------        -------------         -------------

Cash and cash equivalents, end of year                                  $   3,603,846        $   2,737,740         $  39,434,806
                                                                        =============        =============         =============

Supplemental disclosure of non-cash investing activities:
      Reclassification of investment in a PIM to a MBS                  $   8,950,340        $     -               $    -
                                                                        =============        =============         =============

Non cash activities:
      Increase (decrease) in fair value of MBS                          $     312,383        $     156,410         $    (641,612)
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

       The Partnership commenced the public offering of Limited Partner interests on July 22, 1988 and completed its public offering on May 23,
       1990 having sold 14,956,696 Limited Partner interests for $298,678,321 net of purchase volume discounts of $457,599. In addition, Krupp
       Depositary Corporation owns one hundred Limited Partner interests.

B.     Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (Note G).

       Basis of Presentation

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

       Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer's fee) or the stated coupon rate of the
       GNMA MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

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

       Prepaid Fees and Expenses

       Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage. Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations.

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

       Estimates and Assumptions

       The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

C.     PIMs

       At December 31, 2001 and 2000, the Partnership had investments in two and three PIMs, respectively. The Partnership's PIMs consist of (a) a GNMA
       MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD's FHA lending program (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

C.     PIMs, continued

       The Partnership receives guaranteed monthly payments of principal and interest on the GNMA MBS, and HUD insures the FHA mortgage loan. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a
       9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

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

       During May 2001, the Partnership received $19,231 from the borrowers of the Richmond Park PIM as a settlement to release the loan's participation features. The property never generated sufficient cash flow to pay any participation from property operations nor did it have sufficient value to meet the threshold to pay any participation based on value if the property was sold or refinanced. The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until operations improve and the property can be sold or refinanced. The
       General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds now or in the future in the property's current condition. Upon this settlement, the insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of the investment is a GNMA MBS. The Partnership also reclassified this investment to available for sale concurrent with the release of the participation feature. The Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

C.     PIMs, continued

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

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

C.       PIMs, continued

At  December  31,  2001 and 2000  there were no loans  within the  Partnership's portfolio that were delinquent as to principal or interest.

The Partnership's PIMs consisted of the following at December 31, 2001 and 2000:

                                                                                   Approximate
                              Original                                               Monthly           Investment Basis at
                                Face            Interest         Maturity            Payment               December 31,
PIMs                           Amount            Rate (a)         Date (f)             (g)             2001           2000
----                           ------            --------         --------         -------------   ------------   -------------

GNMA
Richmond Park Apts. (h)
Richmond Heights,         $   10,000,000             -                -            $     -         $     -        $   8,995,263
OH

Wildflower Apts.
Las Vegas, NV                 17,600,000           7.75%           1/15/25              121,700      15,774,526      16,002,630
                           -------------                                                           ------------   -------------
                                               (b) (e) (i)
                              27,600,000                                                             15,774,526      24,997,893
                           -------------                                                           ------------   -------------
FHA
---
Creekside Apts.
Portland, OR                   8,354,500          8.305%            11/1/31              60,000       7,949,067       8,006,181
                           -------------                                                           ------------   -------------
                                               (b) (c) (d)
      Total                $  35,954,500                                                           $ 23,723,593   $  33,004,074
                           =============                                                           ============   =============
                                                                                                        (j)

(a)  Represents the permanent  interest rate of the GNMA MBS or the  HUD-insured first  mortgage less the servicers  fee. The  Partnership  may also receive additional interest which consists of (i) Minimum Additional Interest based on a percentage of the unpaid  principal  balance of the first  mortgage on the property,  (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying  property in excess of a specified base  amount  (but only to the  extent it  exceeds  the  amount of  Minimum
     Additional Interest received during such month),  (iii) Shared Appreciation
     Interest  based  on a  percentage  of  any  increase  in the  value  of the underlying property in excess of a specified base value.

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

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

C.   PIMs, continued

(f)  The  Partnership's  GNMA MBS and HUD direct mortgages have call provisions, which allow the Partnership to accelerate their respective maturity dates.

(g)  The normal monthly payment  consisting of principal and interest is payable monthly at level  amounts  over the term of the GNMA MBS and the HUD direct mortgage.

(h)  During  May 2001,  the  Partnership  received  $19,231 as a  settlement  to release the loan's participation  features. The insured first mortgage loan was reclassified from a PIM to a MBS.

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

(j)  The aggregate cost of PIMs for federal income tax purposes is $23,723,593.

        A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2001 is as follows:

                                                       2001                   2000                 1999
                                                       ----                   ----                 ----

Balance at beginning of period                     $   33,004,074          $  51,390,092        $   98,950,663

Deductions during period:
     Prepayments and
       principal collections                             (330,141)           (18,386,018)          (47,560,571)
     Reclass to MBS                                    (8,950,340)               -                    -
                                                   --------------          -------------        --------------

Balance at end of period                           $   23,723,593          $  33,004,074        $   51,390,092
                                                   ==============          =============        ==============

      The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 2 states. The apartment complexes range in size from 172 to 540 units.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

D.    MBS
      ---

      At December 31, 2001, the Partnership's MBS portfolio had an amortized cost of $13,836,035 and gross unrealized gains of $472,368. At December
      31, 2000, the Partnership's MBS portfolio had an amortized cost of
      $6,480,413 and gross unrealized gains and losses of $160,571 and $586 respectively. The portfolio has maturity dates ranging from 2016 to 2024.

                                                                                          Unrealized
                  Maturity Date                              Fair Value                    Gain/(Loss)
                  -------------                            -------------                 --------------
                  2002 - 2006                              $       -                       $      -
                  2007 - 2011                                      -                              -
                  2012 - 2024                                 14,308,403                        472,368
                                                           -------------                 --------------

                     Total                                 $  14,308,403                 $      472,368
                                                           =============                 ==============

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

      Upon the occurrence of a terminating capital transaction, as defined in the Partnership Agreement, the net cash proceeds and winding up of the affairs of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner's capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the
      Limited Partners and 1% to the General Partners until the Limited Partners have received to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

E.    Partners' Equity, continued

      During 2001, 2000 and 1999 the Partnership made quarterly distributions totaling $.24, $.39 and $.84 per Limited Partner interest, respectively.
      The Partnership made special distributions of $3.61 and $2.04 per Limited interest in 2000 and 1999, respectively.

      As of December 31, 2001, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                        Corporate                            Accumulated
                                                         Limited             General        Comprehensive
                                      Unitholders        Partner            Partners            Income            Total
                                    ----------------    ----------       -------------       ------------    ---------------

Capital
   contributions                    $ 298,678,321      $    2,000        $     3,000         $     -         $  298,683,321

Syndication costs                     (20,431,915)           -                  -                  -            (20,431,915)

Quarterly
   distributions                     (224,056,957)         (1,612)        (4,929,066)              -           (228,987,635)

Special
   distributions                     (159,438,377)         (1,066)             -                   -           (159,439,443)

Net income                            147,081,731           1,023          4,548,951               -            151,631,705

Unrealized
   gains on MBS                            -                -                  -                472,368             472,368
                                    -----------        ----------        -----------         ----------      --------------

Balance,
   December 31, 2001                $41,832,803        $      345        $  (377,115)        $  472,368      $   41,928,401
                                    ===========        ==========        ===========         ==========      ==============

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

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

G.     Federal Income Taxes

       The reconciliation of the net income reported in the accompanying statement of income with the income reported in the Partnership's 2001 federal income tax return is as follows:

        Net income per statement of income                                                       $  2,511,481

        Less:  Book to tax difference for amortization of prepaid fees and expenses                  (180,622)
                                                                                                 ------------

        Net income for federal income tax purposes                                               $  2,330,859
                                                                                                 ============

The  allocation  of the 2001 net income for  federal  income tax  purposes is as follows:

                                                                                                  Portfolio
                                                                                                    Income
                                                                                                 ------------

              Unitholders                                                                        $  2,260,918
              Corporate Limited Partner                                                                    15
              General Partners                                                                         69,926
                                                                                                 -------------

                                                                                                 $  2,330,859

      For the years ended December 31, 2001, 2000 and 1999 the average per unit net income to the Unitholders for federal income tax purposes was $.15,
      $.25 and $.36 respectively.

      The basis of the Partnership's assets for financial reporting purposes was less than its tax basis by approximately $1,698,000 and $2,191,000 at
      December 31, 2001 and 2000, respectively. The basis of the Partnership's liabilities for financial reporting purposes were the same as its tax basis at December 31, 2001 and 2000, respectively.

H.    Fair Value Disclosure of Financial Instruments

      The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents

      The carrying amount approximates fair value due to the short maturity of those instruments.

      MBS

      The Partnership estimates the fair value of MBS based on quoted market prices. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains of approximately $472,000 at December 31, 2001, and gross unrealized gains and losses of approximately $161,000 and $1,000 at December 31,
      2000.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

H.    Fair Value Disclosure of Financial Instruments, continued
      ----------------------------------------------

      PIMs

      As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership's estimated fair value arising from appreciation of the properties, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains of approximately $1,043,000 at December 31, 2001, and gross unrealized gains and losses of approximately $98,000 and $216,000 at
      December 31, 2000.

      At December 31, 2001 and 2000, the estimated fair values of the
      Partnership's financial instruments are as follows (amounts rounded to nearest thousand):

                                                          2001                            2000
                                                          ----                            ----
                                                   Fair            Carrying         Fair         Carrying
                                                   Value             Value          Value           Value
                                                 ----------        ----------     ----------     ---------

  Cash and cash equivalents                      $   3,604         $   3,604      $  2,738       $   2,738

  MBS                                               14,308            14,308         6,640           6,640

  PIMS                                              24,767            23,724        32,886          33,004
                                                 ---------         ---------      --------       ---------

                                                 $  42,679         $  41,636      $ 42,264       $  42,382
                                                 =========         =========      ========       =========

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable  Cash Flow and Net Cash Proceeds
from Capital Transactions as defined in Section 17 of the Partnership  Agreement and the source of cash  distributions  for the year ended  December 31, 2001 and the period from  inception  through  December  31,  2001.  The General  Partners provide certain of the information below to meet requirements of the Partnership
Agreement  and  because  they  believe  that it is an  appropriate  supplemental measure of operating performance.  However, Distributable Cash Flow and Net Cash
Proceeds from Capital  Transactions  should not be considered by the reader as a substitute  to  net  income  as an  indicator  of  the  Partnership's  operating performance or to cash flows as a measure of liquidity.

                                                                                   Year              Inception
                                                                                  Ended               Through
                                                                                 12/31/01             12/31/01

                                                                         (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Income for tax purposes                                                         $   2,331           $   153,805
Items not requiring or (not providing) the use
   of operating funds:
        Shared Appreciation income                                                 -                     (5,716)
        Amortization of prepaid fees and expenses                                     254                17,094
        Interest rate reduction
           collectible in the future                                               -                     -
        Acquisition expenses paid from offering
           proceeds charged to operations                                          -                        184
        Gain on sale of MBS                                                        -                       (417)
                                                                                ---------           -----------
        Total Distributable Cash Flow ("DCF")                                   $   2,585           $   164,950
                                                                                =========           ===========

        Limited Partners Share of DCF                                           $   2,507           $   160,001
                                                                                =========           ===========

        Limited Partners Share of DCF per Unit (14,956,796)                     $     .17           $     10.70(c)
                                                                                =========           ===========

        General Partners Share of DCF                                           $      78           $     4,949
                                                                                =========           ===========

Net Proceeds from Capital Transactions:
--------------------------------------
        Prepayments and principal collections on PIMs
           including shared appreciation income                                 $     330           $   161,386
        Principal collections on MBS                                                1,595                80,247
        Principal collections on MBS and PIMs
           reinvested                                                              -                    (14,537)
        Gain on sale of MBS                                                       -                         417
                                                                                --------            -----------
        Total Net Proceeds from Capital Transactions                            $   1,925           $   227,513
                                                                                =========           ===========

Cash available for distribution
-------------------------------
     (DCF plus proceeds from Capital
           Transactions)                                                        $   4,510           $   392,463
                                                                                =========           ===========

Distributions:
-------------
        Limited Partners                                                        $   3,590(a)        $   384,396
                                                                                =========           ===========

        Limited Partners Average per Unit                                       $     .24(a)        $     25.70(b)(c)
                                                                                =========           ===========

        General Partners                                                        $      78(a)        $     4,949(b)
                                                                                =========           ===========

                 Total Distributions                                            $   3,668           $   389,345
                                                                                =========           ===========

(a)    Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in February 2002.
(b)    Includes an estimate of the quarterly distribution to be paid in February 2002.
(c)    Limited Partners average per Unit return of capital as of February 2002 is $15.00 [$25.70 - $10.70]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.