Form 10-Q
period 2002-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2002-05-14
CIK 832095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X         No

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                        March 31,              December 31,
                                                                          2002                     2001
                                                                     --------------            --------------
Participating Insured Mortgages ("PIMs") (Note 2)                    $   23,648,629             $  23,723,593
Mortgage-Backed Securities ("MBS")(Note 3)                               13,766,844                14,308,403
                                                                     --------------             -------------

   Total mortgage investments                                            37,415,473                38,031,996

Cash and cash equivalents                                                 2,484,004                3,603,846
Interest receivable and other assets                                        255,572                  267,672
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $610,124 and
 $596,986, respectively                                                      17,518                   30,656
Prepaid participation servicing fees, net of
 accumulated amortization of $200,618 and
 $195,430 respectively                                                        6,918                   12,106
                                                                     --------------             ------------

   Total assets                                                      $   40,179,485             $ 41,946,276
                                                                     ==============             ============

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                          $       51,588            $      17,875
                                                                     --------------            -------------

Partners' equity (deficit) (Note 4):
Limited Partners
   (14,956,796 Limited Partner interests
    outstanding)                                                        40,010,007                41,833,148

  General Partners                                                         (378,922)                (377,115)

  Accumulated comprehensive income                                          496,812                  472,368
                                                                     --------------            -------------

   Total Partners' equity                                                40,127,897               41,928,401
                                                                     --------------            -------------

   Total liabilities and partners' equity                            $   40,179,485             $ 41,946,276
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

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                     ----------------------------------------

                                                                         2002                       2001
                                                                     --------------            --------------

Revenues:
   Interest income - PIMs:
      Basic interest                                                 $     457,646             $    635,441
   Interest income - MBS                                                   258,531                  123,260
   Other interest income                                                    18,185                   42,606
                                                                     -------------             -------------

            Total revenues                                                 734,362                  801,307
                                                                     -------------             ------------

Expenses:
   Asset management fee to an affiliate                                     56,329                   65,788
   Expense reimbursements to affiliates                                     24,232                   25,108
   Amortization of prepaid fees and expenses                                18,326                   18,327
   General and administrative                                               47,902                   48,371
                                                                     -------------             ------------

            Total expenses                                                 146,789                  157,594
                                                                     -------------             ------------

Net income                                                                 587,573                  643,713

Other comprehensive income:

     Net change in unrealized gain on MBS                                   24,444                   21,895
                                                                     -------------             ------------

Total comprehensive income                                           $     612,017             $    665,608
                                                                     =============             =============

Allocation of net income (Note 4):

   Limited Partners                                                  $     569,946             $    624,402
                                                                     =============             ============

   Average net income per Limited Partner
    interest (14,956,796 Limited Partner
    interests outstanding)                                           $         .04             $       .04
                                                                     =============             ============

   General Partners                                                  $      17,627             $     19,311
                                                                     =============             =============

                                       The accompanying notes are an integral
                                          part of the financial statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                            ------------------------------------
                                                                                 2002                  2001
                                                                            --------------         -------------
Operating activities:
   Net income                                                               $      587,573         $     643,713
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Amortization of prepaid fees and expenses                                      18,326                18,327
     Premium amortization                                                         -                        1,131
     Changes in assets and liabilities:
      Decrease in interest receivable and other assets                              12,100                16,518
      Increase (decrease) in liabilities                                            33,713               (12,337)
                                                                            --------------         -------------

          Net cash provided by operating activities                                651,712               667,352
                                                                            --------------         -------------

Investing activities:
   Principal collections on PIMs                                                    74,964               102,751
   Principal collections on MBS                                                    566,003               225,593
                                                                            --------------         -------------

          Net cash provided by investing activities                                640,967               328,344
                                                                            --------------         -------------

Financing activities:
   Quarterly distributions                                                        (916,842)             (918,127)
   Special distributions                                                        (1,495,679)                -
                                                                            --------------         -------------

Net cash used for financing activities                                          (2,412,521)             (918,127)
                                                                            --------------         -------------

Net (decrease) increase in cash and cash equivalents                            (1,119,842)               77,569

Cash and cash equivalents, beginning of period                                   3,603,846             2,737,740
                                                                            --------------         -------------

Cash and cash equivalents, end of period                                    $    2,484,004         $   2,815,309
                                                                            ==============         =============

Non cash activities:
Increase in fair value of MBS                                               $       24,444         $      21,895
                                                                            ==============         =============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.     Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the
       General Partners, Krupp Plus Corporation and Mortgage Services Partners
       Limited Partnership (collectively the "General Partners"), of Krupp
       Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the
       Partnership's Form 10-K for the year ended December 31, 2001 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
       (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2002, and its results of operations and cash flows for the three months ended March 31,
       2002 and 2001.

       The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
       Condition and Results of Operations included in this report.

2.     PIMs

       At March 31, 2002, the Partnerships PIM portfolio had a fair market value of $24,792,405 and gross unrealized gains of $1,143,776. The
       Partnership's PIMs have maturities ranging from 2025 to 2031.

3.     MBS

       At March 31, 2002, the Partnership's MBS portfolio had an amortized cost of $13,270,032 and gross unrealized gains of $496,812. The MBS portfolio had maturity dates ranging from 2016 to 2024.

4.     Changes in Partners' Equity

       A summary of changes in Partners' Equity for the three months ended
       March 31, 2002 is as follows:

                                                                                 Accumulated              Total
                                             Limited             General        Comprehensive           Partners'
                                             Partners            Partners           Income               Equity
                                             --------            --------         -----------          ------------

Balance at December 31, 2001              $  41,833,148        $  (377,115)       $    472,368        $  41,928,401

Net income                                      569,946             17,627              -                   587,573

Quarterly distributions                        (897,408)           (19,434)          -                     (916,842)

Special distributions                        (1,495,679)            -                -                   (1,495,679)

Change in unrealized gain on MBS                 -                    -                 24,444               24,444
                                          -------------        -----------        ------------       ---------------
Balance at March 31, 2002                 $  40,010,007        $   (378,922)      $    496,812        $  40,127,897
                                          =============        ============       ============        ==============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS
-------

Certain  statements in this  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations  and elsewhere in this Form 10-Q  constitute
"forward-looking   statements"   within  the  meaning  of  the  Federal  Private
Securities  Litigation  Reform  Act of 1995.  These  forward-looking  statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's  actual results,  performance or achievements to be materially different  from any future  results,  performance or  achievements  expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local  conditions;  pre-payments  of  mortgages;  failure of borrowers to pay participation  interests due to poor operating results at properties  underlying the mortgages;  uninsured losses and potential conflicts of interest between the
Partnership and its Affiliates, including the General Partners.
Liquidity and Capital Resources

At March 31, 2002,  the  Partnership  had liquidity  consisting of cash and cash equivalents of  approximately  $2.5 million as well as the cash flow provided by its investments in PIMs and MBS. The Partnership  anticipates that these sources will be adequate to provide the Partnership  with  sufficient  liquidity to meet its obligation as well as to provide distributions to its investors.

The most  significant  demand on the  Partnership's  liquidity is the  quarterly distribution  paid  to  investors  of  approximately  $900,000.  Funds  for  the quarterly  distributions come from monthly principal and basic interest payments received on the PIMs and MBS, the  principal  prepayment of the PIMs and MBS and interest earned on the Partnership's  cash and cash equivalents.  The portion of distributions  attributable  to the  principal  collections  and  cash  reserves reduces the  capital  resources  of the  Partnership.  As the capital  resources decrease,  the total cash flows to the  Partnership  will also decrease and over time will result in periodic adjustments to the distributions paid to investors.
The General  Partners  periodically  review the  distribution  rate to determine whether an  adjustment  is necessary  based on projected  future cash flows.  In general,  the General Partners try to set a distribution  rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions  and cash balances  increase, the General Partners may adjust the distribution  rate and distribute such funds through  a special  distribution.  Based on  current  projections,  the  General
Partners  have  determined   that  the  Partnership   will  continue  to  pay  a
distribution  of $.06 per  Limited  Partner  interest  per  quarter for the near future.

On March 1,  2002,  the  Partnership  paid a  special  distribution  of $.10 per
Limited  Partner  interest due to  prepayment of the single family MBS at speeds greater than previously anticipated.

In addition to  providing  insured or  guaranteed  monthly  principal  and basic interest payments, the Partnership's PIM investments also may provide additional income  through its  participation  interest in the underlying  properties.  The
Partnership  may receive a share in any  operating  cash flow that  exceeds debt service  obligations  and capital needs or a share in any  appreciation in value when the properties  are sold or  refinanced.  However,  this  participation  is neither  guaranteed  nor  insured,  and it is dependent  upon  whether  property operations or its terminal value meet certain criteria.

The  Partnership  agreed in December of 2000 to provide debt service  relief for the  Wildflower  PIM due to the  property's  poor  operating  performance in the competitive  Las Vegas  market.  Occupancy  had  fallen  as low as 80%,  and the property had been unable to generate  sufficient revenues to adequately maintain
the  property.   Consequently,   a  loan  modification   agreement  between  the
Partnership,  the borrower  entity under the PIM, the principals of the borrower entity and the affiliated property management agent will provide operating funds for property  repairs.  Under the  modification,  the principals of the borrower entity converted  $105,000 of cash advances to a long-term  non-interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs was  established  and is under the control of the  Partnership.  The  management agent made an initial  deposit  into the escrow  equal to 30% of the  management fees it received during 2000 and will continue to deposit a similar amount until
December 2002. The  Partnership  made an initial deposit into the escrow account to match  the  $105,000  principals'  loan and the  management  agent's  initial deposit and will continue to match additional  deposits until December 2002. The
Partnership's contributions to the escrow account will be considered an interest rebate.  The  principals'  loan and the escrow  deposits made by the  management agent and the Partnership can be repaid  exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years.  Any  repayments will be made on a pro rata basis among the parties.

The  Partnership's  other  remaining PIM  investment is backed by the underlying first  mortgage loan on Creekside.  Located in the  Portland,  Oregon area,  the property  has  maintained  occupancy  in the mid to high 90% range over the past several years.  However, with flat rental rates and increasing expenses, it does not generate any cash flow that can be  distributed as  participation  interest, nor has the value of the property increased  sufficiently for the Partnership to share in any  participation  interest  based on  value.  Furthermore,  Clackamas
County  is  undertaking  an  extensive  road  improvement  project  adjacent  to
Creekside.  The borrower has learned that the design of the new road interchange will require a significant  portion of the property be taken by eminent  domain, possibly including some of the apartment  buildings.  The borrower is contesting the condemnation  action on the basis that the compensation award will not fully compensate  ownership for the adverse effects the road widening will have on the remaining portion of the property. He expects that the legal proceedings will be complicated  and  lengthy,  particularly  since the  property is security for an
FHA-insured participating mortgage.  Consequently, the borrower has given notice to the  Partnership  that it will pay off the first  mortgage  loan  during  the second quarter 2002 by utilizing the ownership entity's short-term credit lines.
The  Partnership  does not expect to receive  any  participation  interest  as a result of this payoff transaction.

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

Results of Operations

Net  income  decreased  in the first  quarter of 2002 as  compared  to the first quarter of 2001 primarily due to lower basic interest on PIMs and other interest income. This decrease was partially offset by an increase in MBS interest income and a decrease  in asset  management  fees.  Basic  interest  on PIMs  decreased primarily due to the  reclassification of the Richmond Park PIM to an MBS in May
2001.  Other  interest  income  decreased  due to  significantly  lower  average interest rates earned on cash balances available for short-term investing in the three-month  period  versus the same  period  last  year.  MBS  interest  income increased  due to the Richmond  Park  reclassification.  Asset  management  fees decreased due to the decrease in the  Partnership's  investments  as a result of principal collections from MBS and PIMs.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

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

The Partnership includes in cash and cash equivalents approximately $2.3 million of commercial  paper,  which is issued by entities with a credit rating equal to one of the top two rating  categories  of a  nationally  recognized  statistical rating organization.

Interest Rate Risk

The  Partnership's  primary market risk exposure is to interest rate risk, which can be defined as the exposure of the  Partnership's  net income,  comprehensive income or financial  condition to adverse  movements in interest rates. At March
31,  2002,  the  Partnerships   PIMs  and  MBS  comprise  the  majority  of  the
Partnership's assets.  Decreases in interest rates may accelerate the prepayment
of  the  Partnership's  investments.   The  Partnership  does  not  utilize  any
derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
                None

Item 2.       Changes in Securities
                None

Item 3.       Defaults upon Senior Securities
                None

Item 4.       Submission of Matters to a Vote of Security Holders
                None

Item 5.       Other Information
                None

Item 6.       Exhibits and Reports on Form 8-K
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

                                    Krupp Insured Mortgage Limited Partnership
                                    ------------------------------------------
                                                  (Registrant)

                                   BY:      / s / Robert A. Barrows
                                   -------------------------------------------
                                   Robert A. Barrows
                                   Treasurer and Chief Accounting Officer of
                                   Krupp Plus Corporation, a General Partner

DATE: May 1, 2002.

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable  Cash Flow and Net Cash Proceeds
from Capital Transactions as defined in Section 17 of the Partnership  Agreement
(on a GAAP basis) and the source of cash  distributions  for the  quarter  ended
March 31, 2002 and the period from inception through March 31, 2002. The General
Partners  provide certain of the information  below to meet  requirements of the
Partnership  Agreement  and  because  they  believe  that  it is an  appropriate supplemental measure of operating performance.  However, Distributable Cash Flow and Net Cash Proceeds from Capital  Transactions should not be considered by the reader as a  substitute  to net  income  as an  indicator  of the  Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                 Quarter             Inception
                                                                                  Ended               Through
                                                                                 3/31/02              3/31/02
                                                                                ---------           -----------

                                                                         (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                      $     588           $   152,220
Items not requiring or (not providing) the use
   of operating funds:
        Shared Appreciation Interest                                                  -                  (5,716)
        Amortization of prepaid fees and expenses                                      18                19,285
        Acquisition expenses paid from offering
           proceeds charged to operations                                             -                     184
        Gain on sale of MBS                                                           -                    (417)
                                                                                ---------           -----------
        Total Distributable Cash Flow ("DCF")                                   $     606           $   165,556
                                                                                =========           ===========

        Limited Partners Share of DCF                                           $     588           $   160,589
                                                                                =========           ===========

        Limited Partners Share of DCF per Unit (14,956,796)                     $     .04           $     10.74(c)
                                                                                =========           ===========

        General Partners Share of DCF                                           $      18           $     4,967
                                                                                =========           ===========

Net Proceeds from Capital Transactions:
--------------------------------------
        Prepayments and principal collections on PIMs
           including Shared Appreciation Interest                               $      75           $   161,461
        Principal collections on MBS                                                  566                80,813
        Principal collections on MBS and PIMs                                          -                (14,537)
           reinvested
        Gain on sale of MBS                                                            -                    417
                                                                                ---------           -----------
        Total Net Proceeds from Capital Transactions                            $     641           $   228,154
                                                                                =========           ===========

Cash available for distribution
-------------------------------
     (DCF plus proceeds from Capital
           Transactions)                                                        $   1,247           $   393,710
                                                                                =========           ===========

Distributions:
-------------
        Limited Partners                                                        $   2,393(a)        $   386,789
                                                                                =========           ===========

        Limited Partners Average per Unit                                       $     .16(a)        $     25.86(b)(c)
                                                                                =========           ===========

        General Partners                                                        $      18(a)        $     4,967(b)
                                                                                =========           ===========

                 Total Distributions                                            $   2,411           $   391,756
                                                                                =========           ===========

(a)     Represents all distributions paid in 2002 except the February 2002 quarterly distribution and includes an estimate of the quarterly distribution to be paid in May 2002.

(b)     Includes an estimate of the quarterly distribution to be paid in
        May 2002.

(c)     Limited Partners average per Unit return of capital as of March 2002 is
        $15.12 [$25.86 - $10.74]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.