Form 10-Q
period 2002-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2002-08-14
CIK 832095

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

         For the quarterly period ended                   June 30, 2002
                                        --------------------------------------------------------

                                                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to
                                          ---------------------    -----------------------------

                                  Commission file number          0-17690
                                                         ------------------------

                                    Krupp Insured Mortgage Limited Partnership

                           Massachusetts                                   04-3021395
(State or other jurisdiction of incorporation or organization) (IRS employer identification no.)

          One Beacon Street, Boston, Massachusetts                            02108
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

Yes   X    No
    -----     -----

                                           PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

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

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                                   BALANCE SHEETS

                                                       ASSETS

                                                                          June 30,              December 31,
                                                                            2002                    2001
                                                                       ---------------        ---------------

Participating Insured Mortgages ("PIMs") (Note 2)                      $    23,572,142        $    23,723,593
Mortgage-Backed Securities ("MBS") (Note 3)                                  4,325,329             14,308,403
                                                                       ---------------        ---------------

   Total mortgage investments                                               27,897,471             38,031,996

Cash and cash equivalents                                                   11,427,809              3,603,846
Interest receivable and other assets                                           203,115                267,672
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $623,262 and
 $596,986, respectively                                                          4,380                 30,656
Prepaid participation servicing fees, net of
 accumulated amortization of $205,806 and
 $195,430, respectively                                                          1,730                 12,106
                                                                       ---------------        ---------------

   Total assets                                                        $    39,534,505        $    41,946,276
                                                                       ===============        ===============

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $       110,478        $        17,875
                                                                       ---------------        ---------------

Partners' equity (deficit)(Note 4):
  Limited Partners                                                          39,596,626             41,833,148
      (14,956,796  Limited Partner interests outstanding)

General Partners                                                              (382,129)              (377,115)

  Accumulated Comprehensive Income                                             209,530                472,368
                                                                       ---------------        ---------------

      Total Partners' equity                                                39,424,027             41,928,401
                                                                       ---------------        ---------------

      Total liabilities and Partners' equity                           $    39,534,505        $    41,946,276
                                                                       ===============        ===============

                                       The accompanying notes are an integral
                                          part of the financial statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                               For the Three Months                 For the Six Months
                                                  Ended June 30,                      Ended June 30,
                                          -------------------------------     -------------------------------
                                                2002            2001               2002              2001
                                          -------------------------------     -------------------------------
Revenues:
   Interest income - PIMs:
     Basic interest                       $     455,462     $     513,578     $    913,108       $  1,149,019
     Participation interest                       -                19,231            -                 19,231
   Interest income - MBS                        194,697           230,062          453,228            353,322
   Other interest income                         19,053            34,000           37,238             76,606
                                          -------------     -------------      -----------       ------------

       Total revenues                           669,212           796,871        1,403,574          1,598,178
                                          -------------     -------------     ------------       ------------

Expenses:
   Asset management fee to an affiliate          44,821            51,897          101,150            117,685
   Expense reimbursements to affiliates          33,633            31,098           57,865             56,206
   Amortization of prepaid fees
    and expenses                                 18,326            18,328           36,652             36,655
General and administrative                       73,435            40,332          121,337             88,703
                                          -------------     -------------     ------------       ------------

       Total expenses                           170,215           141,655          317,004            299,249
                                          -------------     -------------     ------------       ------------

Net income                                      498,997           655,216        1,086,570          1,298,929

Other comprehensive income:

Net change in unrealized gain on MBS           (287,282)          182,389         (262,838)           204,284
                                          -------------     -------------     ------------       ------------

Total comprehensive income                $     211,715     $     837,605     $    823,732       $  1,503,213
                                          =============     =============     ============       ============

Allocation of net income (Note 4):

   Limited Partners                       $     484,027     $     635,559     $  1,053,973       $  1,259,961
                                          =============     =============     ============       ============

   Average net income per Limited
     Partner  interest (14,956,796
      Limited Partner interests
       outstanding)                       $         .03     $         .04     $        .07       $        .08
                                          =============     =============     ============       ============

   General Partners                       $      14,970     $      19,657     $     32,597       $     38,968
                                          =============     =============     ============       ============

                                       The accompanying notes are an integral
                                          part of the financial statements.

                                     KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS

                                                                           For the Six Months
                                                                              Ended June 30,
                                                                  -----------------------------------
                                                                       2002                 2001
                                                                  ---------------       -------------
Operating activities:
   Net income                                                     $     1,086,570       $   1,298,929
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                            36,652              36,655
      Premium amortization                                                  -                     899
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                  64,557              24,232
         Increase in liabilities                                           92,603              18,793
                                                                  ---------------       -------------

            Net cash provided by operating activities                   1,280,382           1,379,508
                                                                  ---------------       -------------

Investing activities:
   Principal collections on PIMs                                          151,451             184,663
   Principal collections on MBS                                         9,720,236             679,997
                                                                  ---------------       -------------

            Net cash provided by investing activities                   9,871,687             864,660
                                                                  ---------------       -------------

Financing activities:
   Quarterly distributions                                             (1,832,427)         (1,835,433)
   Special distribution                                                (1,495,679)              -
                                                                  ---------------       -------------

            Net cash used for financing activities                     (3,328,106)         (1,835,433)
                                                                  ----------------      -------------

Net increase in cash and cash equivalents                               7,823,963             408,735

Cash and cash equivalents, beginning of period                          3,603,846           2,737,740
                                                                  ---------------       -------------

Cash and cash equivalents, end of period                          $    11,427,809       $   3,146,475
                                                                  ===============       =============

Supplemental disclosure of non-cash investing activities:
   Reclassification of investment in a PIM to a MBS               $         -           $   8,950,340

Non cash activities:
   Increase (decrease) in Fair Value of MBS                       $      (262,838)      $     204,284
                                                                  ===============       =============

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
       Limited Partnership, (collectively the "General Partners"), of Krupp
       Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the
       Partnership's Form 10-K for the year ended December 31, 2001 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
       (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and
       2001.

       The results of operations for the three and six months ended June 30,
       2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
       Condition and Results of Operations included in this report.

2.       PIMs

       At June 30, 2002, the Partnership's PIM portfolio had a fair market value of $24,920,873 and gross unrealized gains of $1,348,731. The
       Partnership's PIMs had maturity dates ranging from 2025 to 2031.

3.     MBS

       The Partnership received a payoff of the Richmond Park Apartments MBS on
       June 17, 2002 for $8,796,086. The Partnership intends to pay a special distribution of $.59 per Limited Partner interest from the proceeds of the Richmond Park prepayment in the third quarter of 2002.

       At June 30, 2002, the Partnership's MBS portfolio had an amortized cost of $4,115,799 and gross unrealized gains of $209,530. The MBS portfolio had maturity dates ranging from 2016 to 2024.

4.     Changes in Partners' Equity
       A summary of changes in Partners' Equity for the six months ended June
30, 2002 is as follows:

                                                                                   Accumulated             Total
                                              Limited           General           Comprehensive           Partners'
                                              Partners          Partners             Income               Equity
                                          --------------      ------------       -------------       -------------

Balance at December 31, 2001              $   41,833,148      $   (377,115)      $     472,368       $  41,928,401

Net income                                     1,053,973            32,597               -               1,086,570

Quarterly distributions                       (1,794,816)          (37,611)              -              (1,832,427)

Special Distribution                          (1,495,679)            -                   -              (1,495,679)

Change in unrealized gain on MBS                -                    -                (262,838)           (262,838)
                                          --------------       ------------      -------------       -------------
Balance at June 30, 2002                  $   39,596,626       $   (382,129)     $     209,530       $  39,424,027
                                          ==============       ============      =============       =============

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $11.4 million as well as the cash flow provided by its investments in PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligation as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $900,000. Funds for the quarterly distributions come from monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors.
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

The Partnership received a payoff of the Richmond Park Apartments MBS on June
17, 2002 for $8,796,086. The Partnership intends to pay a special distribution of $.59 per Limited Partner interest from the proceeds of the Richmond Park prepayment in the third quarter of 2002.

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

The Partnership's other remaining PIM investment is backed by the underlying first mortgage loan on Creekside. Located in the Portland, Oregon area, the property has maintained occupancy in the mid to high 90% range over the past several years. However, with flat rental rates and increasing expenses, it does not generate any cash flow that can be distributed as participation interest, nor has the value of the property increased sufficiently for the Partnership to share in any participation interest based on value. Furthermore, Clackamas
County is undertaking an extensive road improvement project adjacent to
Creekside. The borrower has learned that the design of the new road interchange will require a significant portion of the property be taken by eminent domain, possibly including some of the apartment buildings. The borrower is contesting the condemnation action on the basis that the compensation award will not fully compensate ownership for the adverse effects the road widening will have on the remaining portion of the property. He expects that the legal proceedings will be complicated and lengthy, particularly since the property is security for an
FHA-insured participating mortgage. Consequently, during the second quarter of
2002 the borrower gave notice to the Partnership that it will pay off the first mortgage loan by utilizing the ownership entity's short-term credit lines. The
Partnership does not expect to receive any participation interest as a result of this payoff transaction.

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

Results of Operations

Net income decreased in the three months ended June 30, 2002 as compared to June
30, 2001 primarily due to lower basic interest on PIMs, MBS interest income and other interest income. This decrease was also due to an increase in general and administrative expenses and was partially offset by a decrease in asset management fees. Basic interest on PIMs decreased primarily due to the reclassification of the Richmond Park PIM to a MBS in May 2001. MBS interest income decreased primarily due to the prepayment of the single family MBS at speeds greater than previously anticipated. Other interest income decreased due to significantly lower average cash balances available for short-term investing and the interest rates earned on those balances in the three-month period versus the same period last year. General and administrative expenses were higher in
2002 when compared to 2001 due to the overpayment of 2000 processing costs that were refunded in 2001. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections from MBS and
PIMs.

Net income decreased in the six months ended June 30, 2002 as compared to June
30, 2001 primarily due to lower basic interest on PIMs and other interest income and an increase in general and administrative expenses. This decrease was partially offset by an increase in MBS interest income and a decrease in asset management fees. Basic interest on PIMs decreased primarily due to the reclassification of the Richmond Park PIM to a MBS in May 2001. Other interest income decreased due to significantly lower average cash balances available for short-term investing and the interest rates earned on those balances in the six-month period versus the same period last year. General and administrative expenses were higher in 2002 when compared to 2001 due to the overpayment of
2000 processing costs that were refunded in 2001. MBS interest income increased due to the Richmond Park reclassification. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections from MBS and PIMs.

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

The Partnership includes in cash and cash equivalents approximately $11 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June
30, 2002, the Partnership's PIMs and MBS comprised the majority of the
Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
(a)      Exhibits
                   (99.1) Principal Executive Officer Certification pursuant to
                          18 U.S.C. Section 1350, as adopted pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002.

                   (99.2) Chief Accounting Officer Certification pursuant to 18
                          U.S.C. Section 1350, as adopted pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
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

                                                 Krupp Insured Mortgage Limited Partnership
                                                 ------------------------------------------
                                                                    (Registrant)

                                                 BY:    / s / Robert A. Barrows
                                                        -------------------------------------------------------
                                                        Robert A. Barrows
                                                        Treasurer and Chief Accounting Officer of
                                                        Krupp Plus Corporation, a General Partner

DATE: August 13, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Mortgage Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Douglas Krupp, Co-Chariman (Principal Executive Officer),
President and Director of Krupp Plus Corporation, a General Partner of the
Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss.
906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Douglas Krupp
---------------------------
Douglas Krupp,
Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Mortgage Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Robert A. Barrows, Chief Accounting Officer of Krupp Plus
Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Robert A. Barrows
-----------------------------
Robert A. Barrows,
Chief Accounting Officer