Form 10-Q
period 2002-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2002-11-13
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

Yes |X|    No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes |_|    No |X|

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

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ------

                                     ASSETS

                                                           September 30,   December 31,
                                                               2002            2001
                                                           ------------    ------------
Participating Insured Mortgages ("PIMs") (Note 2)          $ 23,494,100    $ 23,723,593
Mortgage-Backed Securities ("MBS") (Note 3)                   4,016,148      14,308,403
                                                           ------------    ------------

         Total mortgage investments                          27,510,248      38,031,996

Cash and cash equivalents                                     2,478,700       3,603,846
Interest receivable and other assets                            191,370         267,672
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $596,986                                --          30,656
Prepaid participation servicing fees, net of
 accumulated amortization of $195,430                                --          12,106
                                                           ------------    ------------

      Total assets                                         $ 30,180,318    $ 41,946,276
                                                           ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                $     15,940    $     17,875
                                                           ------------    ------------

Partners' equity (deficit)(Note 4):
  Limited Partners
      (14,956,796 Limited Partner interests outstanding)     30,322,940      41,833,148

General Partners                                               (383,786)       (377,115)

  Accumulated comprehensive income                              225,224         472,368
                                                           ------------    ------------

      Total Partners' equity                                 30,164,378      41,928,401
                                                           ------------    ------------

      Total liabilities and Partners' equity               $ 30,180,318    $ 41,946,276
                                                           ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                     ------

                                              For the Three Months      For the Nine Months
                                               Ended September 30,       Ended September 30,
                                               -------------------   -------------------------
                                                 2002       2001        2002           2001
                                               --------   --------   -----------    ----------
Revenues:
   Interest income - PIMs:
      Basic interest                           $458,149   $460,333   $ 1,371,257    $1,609,352
      Participation interest                         --         --            --        19,231
   Interest income - MBS                         78,593    279,212       531,821       632,534
   Other interest income                         42,169     29,126        79,407       105,732
                                               --------   --------   -----------    ----------

            Total revenues                      578,911    768,671     1,982,485     2,366,849
                                               --------   --------   -----------    ----------

Expenses:
   Asset management fee to an affiliate          40,850     53,531       142,000       171,216
   Expense reimbursements to affiliates          33,633     31,098        91,498        87,304
   Amortization of prepaid fees and expenses      6,110     18,328        42,762        54,983
     General and administrative                  36,223     82,635       157,560       171,338
                                               --------   --------   -----------    ----------

            Total expenses                      116,816    185,592       433,820       484,841
                                               --------   --------   -----------    ----------

Net income                                      462,095    583,079     1,548,665     1,882,008

Other comprehensive income:

   Net change in unrealized gain on MBS          15,694    257,665      (247,144)      461,949
                                               --------   --------   -----------    ----------

Total comprehensive income                     $477,789   $840,744   $ 1,301,521    $2,343,957
                                               ========   ========   ===========    ==========

Allocation of net income (Note 4):

   Limited Partners                            $448,232   $565,587   $ 1,502,205    $1,825,548
                                               ========   ========   ===========    ==========

   Average net income per Limited
     Partner interest (14,956,796
     Limited Partner interests outstanding)    $    .03   $    .04   $       .10    $      .12
                                               ========   ========   ===========    ==========

   General Partners                            $ 13,863   $ 17,492   $    46,460    $   56,460
                                               ========   ========   ===========    ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                     ------

                                                                For the Nine Months
                                                                 Ended September 30,
                                                            ---------------------------
                                                                2002            2001
                                                            ------------    -----------
Operating activities:
   Net income                                               $  1,548,665    $ 1,882,008
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of prepaid fees and expenses                   42,762         54,983
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets         76,302         28,185
         Increase (decrease) in liabilities                       (1,935)       126,548
                                                            ------------    -----------

            Net cash provided by operating activities          1,665,794      2,091,724
                                                            ------------    -----------

Investing activities:
     Principal collections on PIMs                               229,493        256,670
     Principal collections on MBS                             10,045,111      1,089,120
                                                            ------------    -----------

            Net cash provided by investing activities         10,274,604      1,345,790
                                                            ------------    -----------

Financing activities:
   Quarterly distributions                                    (2,745,355)    (2,753,040)
   Special distributions                                     (10,320,189)            --
                                                            ------------    -----------

            Net cash used for financing activities           (13,065,544)    (2,753,040)
                                                            ------------    -----------

Net increase (decrease) in cash and cash equivalents          (1,125,146)       684,474

Cash and cash equivalents, beginning of period                 3,603,846      2,737,740
                                                            ------------    -----------

Cash and cash equivalents, end of period                    $  2,478,700    $ 3,422,214
                                                            ============    ===========

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIM to a MBS          $         --    $ 8,950,340
                                                            ============    ===========

Non cash activities:
  Increase (decrease) in Fair Value of MBS                  $   (247,144)   $   461,949
                                                            ============    ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                     ------

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2002, its results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

      The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At September 30, 2002, the Partnership has estimated that the GNMA MBS portion of the Wildflower PIM and the FHA insured mortgage portion of the Creekside PIM have a fair market value of $25,146,955 and gross unrealized gains of $1,652,855. Fair value assumes that the insured first mortgage and the GNMA MBS backed by an insured first mortgage could be sold at prices equal to amounts realized by MBS with similar interest rates. The Partnership's PIMs have maturities ranging from 2025 to 2031.

3.    MBS

      The Partnership received a payoff of the Richmond Park Apartments MBS on June 17, 2002 for $8,796,086. On August 28, 2002, the Partnership paid a special distribution of $.59 per Limited Partner interest from the principal proceeds received.

      At September 30, 2002, the Partnership's MBS portfolio had an amortized cost of $3,790,924 and gross unrealized gains of $225,224. The MBS portfolio has maturity dates ranging from 2016 to 2024.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                     ------

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2002 is as follows:

                                                               Accumulated      Total
                                     Limited        General   Comprehensive    Partner's
                                     Partners      Partners      Income         Equity
                                   ------------    ---------    ---------    ------------
Balance at December 31, 2001       $ 41,833,148    $(377,115)   $ 472,368    $ 41,928,401

Net income                            1,502,205       46,460           --       1,548,665

Quarterly distributions              (2,692,224)     (53,131)          --      (2,745,355)

Special distributions               (10,320,189)          --           --     (10,320,189)

Change in unrealized gain on MBS             --           --     (247,144)       (247,144)
                                   ------------    ---------    ---------    ------------

Balance at September 30, 2002      $ 30,322,940    $(383,786)   $ 225,224    $ 30,164,378
                                   ============    =========    =========    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2001 Annual Report on Form 10-K and in the Form Q-10.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.5 million as well as the cash flow provided by its investments in PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $900,000. Funds for the quarterly distributions come from scheduled monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate and distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution of $.06 per Limited Partner interest per quarter for the near future.

The Partnership received a payoff of the Richmond Park Apartments MBS on June 17, 2002 for $8,796,086. On August 28, 2002, the Partnership paid a special distribution of $.59 per Limited Partner interest from the principal proceeds received.

On March 1, 2002, the Partnership paid a special distribution of $.10 per Limited Partner interest from proceeds received from the prepayment of the single family MBS over the last few years.

In addition to providing insured or guaranteed monthly principal and basic interest payments from the insured first mortgage or GNMA MBS portion of the PIM, the Partnership's PIM investments also may provide additional income through its participation interest in the underlying properties. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

The Partnership agreed in December of 2000 to provide debt service relief for the Wildflower PIM due to the property's poor operating performance in the competitive Las Vegas market. Occupancy had fallen as low as 80%, and the property had been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement, between the Partnership, the borrower entity under the PIM, the principals of the borrower entity and the affiliated property management agent, provides operating funds for property repairs. As of September 30, 2002 the repairs are nearly complete, and the property's occupancy was 93%. The repairs are expected to be finished prior to the end of the modification agreement in December 2002. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non-interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs was established and is under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and will continue to deposit a similar amount until December 2002. The Partnership made an initial deposit into the escrow account to match the $105,000 principals' loan and the management agent's initial deposit and will continue to match additional deposits until December 2002. The Partnership's contributions to the escrow account will be considered an interest rebate. The principals' loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis among the parties. The effective interest rate after the interest rebate was to a level that was at the then prevailing rate for similar instruments.

The Partnership's other remaining PIM investment is backed by the underlying first mortgage loan on Creekside. Located in Clackamas County near Portland, Oregon, property operations have been affected by an extensive road improvement project. The County is building a new road interchange, and construction has impeded access to the property resulting in some loss of occupancy as residents have been inconvenienced and leasing has been hampered. The borrower has learned that a significant portion of the property will be taken by eminent domain, possibly including some of the apartment buildings. The borrower is contesting the condemnation action because the County's monetary payment for the land taken will not fully compensate ownership for the adverse effects that construction project will have on the remaining portion of the property. It is expected that the legal proceedings will be complicated and lengthy, particularly because the property is security for an FHA-insured mortgage. During the second quarter 2002, the borrower gave notice to the Partnership that it would pay off the first mortgage loan by utilizing the ownership entity's short-term credit lines. However, subsequently, the borrower decided to forgo this option due to the ongoing uncertainty of the effect the condemnation will have on the value of the property.

The Partnership has the option to call these PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. If the call feature is exercised then the insurance feature of the loan would be cancelled. Therefore, the Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

Critical Accounting Policy

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. Consummation of a transaction could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership, or a cash payment made to the Partnership from Surplus Cash.

Results of Operations

Net income decreased in the three months ended September 30, 2002 as compared to September 30, 2001 primarily due to lower MBS interest income net of a decrease in general and administrative expenses. MBS interest income decreased primarily due to the payoff of the Richmond Park Apartments MBS in June 2002 and single-family MBS principal collections. The decrease in general and administrative expenses was due to a delay in billing the third quarter 2001 processing costs. Due to the delay, an estimate of these costs was recorded. This estimate was approximately $24,000 too high and was adjusted in the fourth quarter of 2001.

Net income decreased in the nine months ended September 30, 2002 as compared to September 30, 2001 primarily due to lower basic interest on PIMs and lower MBS interest income. Basic interest on PIMs decreased primarily due to the reclassification of the Richmond Park PIM to a MBS in May 2001. In 2001, the Partnership received a payment from the borrower of the Richmond Park PIM as a settlement to release the loan's participation feature. The Partnership continued to receive the scheduled payments on the insured first mortgage, but due to the elimination of the participation feature the classification of interest income was changed from PIM interest income to MBS interest income. MBS interest income decreased primarily due to on-going single-family MBS principal collections.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in MBS and the MBS and insured mortgage portion of a PIM are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD"), and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

The Partnership included in cash and cash equivalents approximately $2.1 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2002, the Partnerships PIMs and MBS comprised the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its PIM investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they are scheduled to mature.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Principal Executive Officer and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

                                     ------

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



                              Krupp Insured Mortgage Limited Partnership
                                                 (Registrant)




                              BY: /s/ Robert A. Barrows
                                  -----------------------------------------
                                  Robert A. Barrows
                                  Treasurer and Chief Accounting Officer of
                                  Krupp Plus Corporation, a General Partner


DATE: November 11, 2002

Certifications

I, Douglas Krupp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Mortgage Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                /s/ Douglas Krupp
                        --------------------------------
                                  Douglas Krupp
                          Principal Executive Officer

Certifications

I, Robert A. Barrows, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Mortgage Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                              /s/ Robert A. Barrows
                         ------------------------------
                                Robert A. Barrows
                            Chief Accounting Officer