Form 10-K/A
period 2001-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2003-01-07
CIK 832095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________to______________

         Commission file number 0-17690

                   Krupp Insured Mortgage Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                  04-3021395
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

One Beacon Street, Boston, Massachusetts                    02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code) (617) 523-0066

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes / /   No /X/

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: See Item 15

The exhibit index is located on pages 11-12.

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

The Partnership anticipates there will be sufficient cash flow from the mortgages to meet cash requirements. To the extent that the Partnership's cash flow should be insufficient to meet the Partnership's operating expenses and liabilities, it will be necessary for the Partnership to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing. The Partnership may borrow money on an unsecured or secured basis to further the purposes of the Partnership. The Partnership may pledge mortgages as security for any permitted borrowing. The Partnership, under some circumstances, may borrow funds from any general partner or an affiliate of any general partner. However, the transaction must include interest rates and other finance charges and fees not in excess of the amounts that are charged by unaffiliated lenders for comparable loans and must satisfy other conditions specified in the partnership agreement. The Partnership has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms and Section 223(f) provides for loans with 35 year terms. Both have a call option at any time after ten years, upon one year's notice. The subordinated promissory notes and subordinated mortgages that secure the participation feature of the PIMs provide for acceleration of maturity at the earlier of the sale of the underlying property or the call date, typically expected to be a date ten years after the date of the final endorsement for mortgage insurance.

From time to time, the Partnership expects that it may realize the principal and participation in residual value, if any, of its mortgages before maturity. It is expected that the mortgages will be repaid after a period of ownership of approximately ten years from the dates of the closings of the permanent loans. Realization of value of mortgages may, however, be made at an earlier or later date.

The Partnership will not underwrite securities of other issuers, offer securities in exchange for property, invest in securities of other issuers for the purpose of exercising control or issue senior securities, and the Partnership has not engaged in any of these activities during the past. The Partnership has not repurchased or reacquired any of the partner interest from partners or units from unit holders in the past and does not intend to do so in the future. The Partnership may not make loans to any general partner or any affiliate of any general partner and will not make loans to any other persons, other than mortgage investments of the type described above.

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

The Partnership made distributions to its Partners during the two years ended December 31, 2001 and 2000 as follows:

                                                         2001                              2000
                                             ----------------------------     -----------------------------
                                                  Amount        Per Unit         Amount           Per Unit
                                             --------------    ----------     -------------     -----------
Quarterly Distributions:
Limited Partners                             $    3,589,632    $      .24     $   5,833,146     $       .39
General Partners                                     78,831             -           142,320               -
                                             --------------                   -------------
                                                  3,668,463                       5,975,466

Special Distributions:
Limited Partners                                          -    $        -        53,994,033     $      3.61
                                             --------------                   -------------

                                             $    3,668,463                   $  59,969,499
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

                                                                Year Ended December 31,
                                      ------------------------------------------------------------------------
                                           2001          2000           1999           1998           1997
                                      ------------   ------------   ------------   ------------   ------------
Total revenues                        $  3,120,660   $  4,690,857   $  9,806,072   $ 11,954,179   $ 16,679,293

Net income                               2,511,481      3,879,148      7,502,317      9,100,138     12,188,074

Net income allocated to Partners:
  Limited Partners                       2,436,137      3,762,774      7,277,247      8,827,134     11,822,432
  Average per Unit                             .16            .25            .49            .59            .79
  General Partners                          75,344        116,374        225,070        273,004        365,642

Total assets at
 December 31                            41,946,276     42,790,650     98,726,491    135,213,294    161,358,290

Distributions to Partners:
 Quarterly Distributions:
  Limited Partners                       3,589,632      5,833,146     12,563,709     13,909,819     17,948,156
  Average per Unit                             .24            .39            .84            .93           1.20
  General Partners                          78,831        142,320        260,692        310,079        386,086

Special Distributions:
  Limited Partners                               -     53,994,033     30,511,863     20,789,946     28,717,048
  Average Per Unit                               -           3.61           2.04           1.39           1.92

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

The General Partners have also determined that the Partnership will pay a special distribution of $.10 per Limited Partner interest in the first quarter of 2002 due to the prepayment of the single family MBS earlier than previously anticipated.

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

In October 1999, the Partnership received a prepayment of the Valley Manor Apartments PIM of $4,425,993. The Partnership did not receive any Additional Interest as a result of this prepayment because the underlying property's appraised value did not exceed the threshold required to realize additional interest. In November 1999 the Partnership paid a special distribution of $.30 per Limited Partner interest from the Valley Manor proceeds.

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

The Partnership has the option to call these PIMs by accelerating their maturity. If the call feature is exercised for both the participation feature and the insured mortgage or MBS portion of the PIMs then the insurance feature of the loan would be canceled. Therefore, the Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

CRITICAL ACCOUNTING POLICY

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSESSMENT OF CREDIT RISK

The Partnership's investments in its insured mortgage and MBS portion of its PIMs and its MBS are guaranteed and/or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

INTEREST RATE RISK

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2001, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investments to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                      Expected maturity dates ($ in thousands)
                    ---------------------------------------------------------------------------
                      2002         2003        2004         2005          2006      Thereafter       Total          Fair
                                                                                                      Face        Value(1)
                                                                                                     Value
                    -------------------------------------------------------------------------------------------------------
Interest-sensitive
 assets:

MBS                 $    917     $    817    $    734     $    666      $   611    $     10,111  $     13,856    $   14,308
WAIR                    7.63%        7.63%       7.63%        7.63%        7.63%           7.63%         7.63%

PIMs                     309          335         363          393          426          21,898        23,724        24,767
WAIR                    7.94%        7.94%       7.94%        7.94%        7.94%           7.94%         7.94%
                    --------     --------    --------     --------      -------    ------------  ------------    ----------

Total Interest-
 sensitive assets   $  1,226     $  1,152    $  1,097     $  1,059      $ 1,037    $     32,009  $     37,580    $   39,075
                    ========     ========    ========     ========      =======    ============  ============    ==========

(1) The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership's financial statements presented in Appendix A to this report. As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investments.

RESULTS OF OPERATIONS

The following discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.

                                                       (Amounts in thousands)
                                             2001             2000              1999
                                          ---------        ----------         ---------
   Interest income on PIMs:
      Basic interest                      $   2,069        $    2,773         $   6,325
      Participation interest                     19               941             1,666
   Interest income on MBS                       902               550             1,206
   Other interest income                        130               427               609
   Partnership expenses                        (536)             (674)           (1,006)
   Amortization of prepaid fees and
    expenses                                    (73)             (138)           (1,298)
                                          ---------        ----------         ---------

          Net income                      $   2,511        $    3,879         $   7,502
                                          =========        ==========         =========

Net income decreased in 2001 when compared to 2000 primarily due to lower basic interest and participation interest on PIMs and other interest income. This was partially offset by an increase in MBS interest income. Basic interest on PIMs decreased primarily due to the payoffs of the Enclave, Bell Station and Brookside PIMs in 2000 and the reclassification of the Richmond Park PIM to a MBS in May 2001. Participation interest was higher during 2000 due to amounts collected in connection with the PIM payoffs received. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in 2001 versus 2000. MBS interest income increased due to the

Richmond Park reclassification.

Net income decreased in 2000 as compared to 1999 primarily due to lower interest income on PIMs and MBS. Basic interest on PIMs decreased due to the payoffs of the Enclave, Bell Station and Brookside PIMs in 2000 and the Salishan, Saratoga, Marina Shores and Valley Shores PIMs in 1999. Participation interest decreased due to the PIM payoffs mentioned above. MBS interest income decreased due primarily to the payoff of the Patrician MBS in 1999. Expenses decreased in 2000 compared with 1999 due primarily to lower asset management fees and amortization expenses. The decrease in asset management fees is a result of the Partnership's asset base declining. Amortization expense was greater in 1999 as compared to 2000 as a result of the full amortization of the remaining prepaid fees and expenses on the 1999 PIM prepayments being greater than the 2000 PIM prepayments.

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

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership which is the other General Partner of the Partnership, is as follows:

                                            Position With
         Name and Age                       Krupp Plus Corporation
         ------------                       ----------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,956,796 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of the 2.5% general partner interest held by Krupp Plus Corporation, the 97.5% general partner interest held by Mortgage Services Partners Limited Partnership and the 100 Limited Partner interests (0.0007% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners or their affiliates receive an Asset Management Fee equal to .75% per annum of the value of the Partnership's invested assets payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership's Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners as asset management or incentive management fees shall not exceed 9.05% of distributable cash flow over the life of the Partnership. During 2001, Mortgage Services Partners Limited Partnership, a General Partner, received $231,416 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information, other communications to investors and legal fees and expenses. During 2001, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $118,398 in reimbursements.

During 2001, the General Partners received distributions totaling $78,831 related to their 3% share of Distributable Cash Flow.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (10.6) Subordinated Promissory Note dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

         (10.7) Subordinated Multifamily Deed of Trust dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

         (10.8) Participation Agreement dated June 28, 1990 between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

   (99)  OTHER:

         (99.1) Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

         (99.2)     Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

         * Incorporated by reference.
         + Filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of January, 2003.

                                      KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                      By: Krupp Plus Corporation, a General
                                          Partner


                                      By: /s/ Douglas Krupp
                                          -----------------------------
                                          Douglas Krupp, President,
                                          Co-Chairman (Principal Executive
                                          Officer), and Director of
                                          Krupp Plus Corporation

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of January, 2003.

      SIGNATURES                                  TITLE(s)

 /s/ Douglas Krupp             President, Co-Chairman (Principal Executive
-----------------------        Officer), and Director of Krupp Plus Corporation,
Douglas Krupp                  a General Partner


 /s/ George Krupp              Co-Chairman (Principal Executive Officer)
-----------------------        and Director of Krupp Plus Corporation, a
George Krupp                   General Partner


 /s/ Peter F. Donovan          Senior Vice President of Krupp Plus
-----------------------        Corporation, a General Partner
Peter F. Donovan


 /s/ Robert A. Barrows         Vice President and Treasurer of Krupp Plus
-----------------------        Corporation, a General Partner
Robert A. Barrows

CERTIFICATIONS

          I, Douglas Krupp, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Krupp Insured Mortgage Limited Partnership;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


          Date: January 7, 2003


                                                  /s/ Douglas Krupp
                                             ---------------------------
                                                    Douglas Krupp
                                             Principal Executive Officer

CERTIFICATIONS

          I, Robert A. Barrows, certify that:

          4. I have reviewed this annual report on Form 10-K/A of Krupp Insured Mortgage Limited Partnership;

          5. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          6. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


          Date: January 7, 2003


                                                /s/ Robert A. Barrows
                                             --------------------------
                                                  Robert A. Barrows
                                              Chief Accounting Officer

                                   APPENDIX A

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                              --------------------


                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                              --------------------

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

                              --------------------


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


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                              --------------------

                                                                    2001                 2000
                                                               -------------         -------------
                    ASSETS

Participating Insured Mortgages ("PIMs")
 (Notes B, C and H)                                            $  23,723,593         $  33,004,074
Mortgage-Backed Securities ("MBS")
 (Notes B, D and H)                                               14,308,403             6,640,398
                                                               -------------         -------------

    Total mortgage investments                                    38,031,996            39,644,472

Cash and cash equivalents (Notes B, C and H)                       3,603,846             2,737,740
Interest receivable and other assets                                 267,672               292,370
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $596,986 and
 $544,434 respectively (Note B)                                       30,656                83,208
Prepaid participation servicing fees, net of
 accumulated amortization of $195,430 and
 $174,676, respectively (Note B)                                      12,106                32,860
                                                               -------------         -------------

    Total assets                                               $  41,946,276         $  42,790,650
                                                               =============         =============

          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                    $      17,875         $      17,650
                                                               -------------         -------------

Partners' equity (deficit) (Notes A and E):
Limited Partners
  (14,956,796 Limited Partner interests
    outstanding)                                                  41,833,148            42,986,643

General Partners                                                    (377,115)             (373,628)

  Accumulated Comprehensive Income  (Note B)                         472,368               159,985
                                                               -------------         -------------

    Total Partners' equity                                        41,928,401            42,773,000
                                                               -------------         -------------

    Total liabilities and Partners' equity                     $  41,946,276         $  42,790,650
                                                               =============         =============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                              --------------------

                                                                      2001           2000             1999
                                                                 -------------   -------------    -------------
Revenues (Note B):
 Interest income - PIMs (Note C):
   Basic interest                                                $   2,068,652   $   2,772,996    $   6,324,994
   Participation interest                                               19,231         941,003        1,665,793
 Interest income - MBS (Note D)                                        902,292         549,802        1,205,925
 Other interest income                                                 130,485         427,056          609,360
                                                                 -------------   -------------    -------------

             Total revenues                                          3,120,660       4,690,857        9,806,072
                                                                 -------------   -------------    -------------

Expenses:
 Asset management fee to an affiliate (Note F)                         231,416         318,118          703,699
 Expense reimbursements to affiliates (Note F)                         118,398         125,247           92,642
 Amortization of prepaid fees and expenses (Note B)                     73,306         138,050        1,298,012
 General and administrative                                            186,059         230,294          209,402
                                                                 -------------   -------------    -------------

             Total expenses                                            609,179         811,709        2,303,755
                                                                 -------------   -------------    -------------

Net income (Note G)                                                  2,511,481       3,879,148        7,502,317

Other comprehensive income:

 Net change in unrealized gain on MBS                                  312,383         156,410         (641,612)
                                                                 -------------  --------------    -------------

Total comprehensive income                                       $   2,823,864   $   4,035,558    $   6,860,705
                                                                 =============  ==============    =============

Allocation of net income (Note E):

Limited Partners                                                 $   2,436,137   $   3,762,774    $   7,277,247
                                                                 =============   =============    =============

Average net income per Limited Partner
 interest (14,956,796 Limited Partner interests outstanding)     $         .16   $         .25    $         .49
                                                                 =============   =============    =============

General Partners                                                 $      75,344   $     116,374    $     225,070
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

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                              --------------------

                                                                  Accumulated        Total
                                 Limited           General       Comprehensive      Partners'
                                 Partners          Partners         Income           Equity
                               -------------    -------------    -------------    -------------
Balance at December 31, 1998   $ 134,849,373    $    (312,060)   $     645,187    $ 135,182,500

Net income                         7,277,247          225,070                -        7,502,317

Quarterly distributions          (12,563,709)        (260,692)               -      (12,824,401)

Special distributions            (30,511,863)               -                -      (30,511,863)

Change in unrealized
 gain on MBS                               -                -         (641,612)        (641,612)
                               -------------    -------------    -------------    -------------

Balance at December 31, 1999      99,051,048         (347,682)           3,575       98,706,941

Net income                         3,762,774          116,374                -        3,879,148

Quarterly distributions           (5,833,146)        (142,320)               -       (5,975,466)

Special distributions            (53,994,033)               -                -      (53,994,033)

Change in unrealized
 gain on MBS                               -                -          156,410          156,410
                               -------------    -------------    -------------    -------------

Balance at December 31, 2000      42,986,643         (373,628)         159,985       42,773,000

Net income                         2,436,137           75,344                -        2,511,481

Quarterly distributions           (3,589,632)         (78,831)               -       (3,668,463)

Change in unrealized
 gain on MBS                               -                -          312,383          312,383
                               -------------    -------------    -------------    -------------

Balance at December 31, 2001   $  41,833,148    $    (377,115)   $     472,368    $  41,928,401
                               =============    =============    =============    =============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                              --------------------

                                                                2001           2000            1999
                                                            ------------    ------------    ------------
Operating activities:
  Net income                                                $  2,511,481    $  3,879,148    $  7,502,317
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of prepaid fees and expenses                     73,306         138,050       1,298,012
    Shared Appreciation Interest and prepayment
      premium income                                                   -        (499,093)     (1,027,201)
    Changes in assets and liabilities:
      Decrease (increase) in interest receivable
        and other assets                                          24,698        (105,007)        598,802
      Increase (decrease) in liabilities                             225          (1,900)        (11,244)
                                                            ------------    ------------    ------------

            Net cash provided by operating activities          2,609,710       3,411,198       8,360,686
                                                            ------------    ------------    ------------

Investing activities:
  Principal collections on PIMs including
    Shared Appreciation Interest and prepayment premiums
     of $499,093 in 2000, and $1,027,201 in 1999                 330,141      18,885,111      48,587,772
  Principal collections on MBS                                 1,594,718         976,124      10,705,146
                                                            ------------    ------------    ------------

            Net cash provided by investing activities          1,924,859      19,861,235      59,292,918
                                                            ------------    ------------    ------------

Financing activities:
  Quarterly distributions                                     (3,668,463)     (5,975,466)    (12,824,401)
  Special distributions                                                -     (53,994,033)    (30,511,863)
                                                            ------------    ------------    ------------

            Net cash used for financing activities            (3,668,463)    (59,969,499)    (43,336,264)
                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             866,106     (36,697,066)     24,317,340

Cash and cash equivalents, beginning of year                   2,737,740      39,434,806      15,117,466
                                                            ------------    ------------    ------------

Cash and cash equivalents, end of year                      $  3,603,846    $  2,737,740    $ 39,434,806
                                                            ============    ============    ============

Supplemental disclosure of non-cash investing activities:
      Reclassification of investment in a PIM to a MBS      $  8,950,340    $          -    $          -
                                                            ============    ============    ============

Non cash activities:
      Increase (decrease) in fair value of MBS              $    312,383    $    156,410    $   (641,612)
                                                            ============    ============    ============

                   The accompanying notes are an integral part
                          of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

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

     MBS

     The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the MBS portfolio will remain after all the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

     PIMs

     The Partnership accounts for its MBS portion of a PIM investment in accordance with FAS 115, under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost.

     The Partnership holds insured mortgage portion of its Federal Housing Administration (FHA) PIM at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA.

     Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer's fee) or the stated coupon rate of the Government National Mortgage Association ("GNMA") MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

                                  Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                              --------------------

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

                              --------------------

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

                              --------------------

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

                              --------------------


C.   PIMs, continued

     At December 31, 2001 and 2000 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

     The Partnership's PIMs consisted of the following at December 31, 2001 and 2000:


                                    Original                                      Approximate      Investment Basis at
                                      Face         Interest            Maturity     Monthly            December 31,
PIMs                                 Amount         Rate(a)            Date(f)     Payment(g)     2001              2000
----                              ------------    ----------           --------   -----------  ------------    ------------
GNMA
Richmond Park Apts.(h)
Richmond Heights, OH              $ 10,000,000             -                  -   $         -  $          -    $  8,995,263

Wildflower Apts.
Las Vegas, NV                       17,600,000          7.75%(b)(e)(i)  1/15/25       121,700    15,774,526      16,002,630
                                  ------------                                                 ------------    ------------

                                    27,600,000                                                   15,774,526      24,997,893
                                  ------------                                                 ------------    ------------
FHA
Creekside Apts.
Portland, OR                         8,354,500         8.305%(b)(c)(d)  11/1/31        60,000     7,949,067       8,006,181
                                  ------------                                                 ------------    ------------

        Total                     $ 35,954,500                                                 $ 23,723,593(j) $ 33,004,074
                                  ============                                                 ============    ============

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

                              --------------------

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

(j)  The aggregate cost of PIMs for federal income tax purposes is $23,723,593.

     A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2001 is as follows:

                                                        2001                   2000                  1999
                                                   --------------          -------------        --------------
Balance at beginning of period                     $   33,004,074          $  51,390,092        $   98,950,663

Deductions during period:
    Prepayments and
      principal collections                              (330,141)           (18,386,018)          (47,560,571)
    Reclass to MBS                                     (8,950,340)                     -                     -
                                                   --------------          -------------        --------------

Balance at end of period                           $   23,723,593          $  33,004,074        $   51,390,092
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

                              --------------------

D.   MBS

     At December 31, 2001, the Partnership's MBS portfolio had an amortized cost of $13,836,035 and gross unrealized gains of $472,368. At December 31, 2000, the Partnership's MBS portfolio had an amortized cost of $6,480,413 and gross unrealized gains and losses of $160,571 and $586 respectively. The portfolio has maturity dates ranging from 2016 to 2024.

                                                                 Unrealized
               Maturity Date               Fair Value            Gain/(loss)
               -------------             -------------          -------------
               2002 - 2006               $           -          $           -
               2007 - 2011                           -                      -
               2012 - 2024                  14,308,403                472,368
                                         -------------          -------------

                  Total                  $  14,308,403          $     472,368
                                         =============          =============

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

                              --------------------

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

     As of December 31, 2001, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                       Corporate                           Accumulated
                                                        Limited            General        Comprehensive
                                     Unitholders        Partner            Partners          Income               Total
                                    -------------      ----------        -----------      -------------      --------------
Capital contributions               $ 298,678,321      $    2,000        $     3,000      $           -      $  298,683,321

Syndication costs                     (20,431,915)              -                  -                  -         (20,431,915)

Quarterly distributions              (224,056,957)         (1,612)        (4,929,066)                 -        (228,987,635)

Special distributions                (159,438,377)         (1,066)                 -                  -        (159,439,443)

Net income                            147,081,731           1,023          4,548,951                  -         151,631,705

Unrealized gains on MBS                         -               -                  -            472,368             472,368
                                    -------------      ----------        -----------      -------------      --------------

Balance, December 31, 2001          $  41,832,803      $      345        $  (377,115)     $     472,368      $   41,928,401
                                    =============      ==========        ===========      =============      ==============

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

                              --------------------

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
                                                                                               ============

     The allocation of the 2001 net income for federal income tax purposes is as follows:

                                                                                                 Portfolio
                                                                                                   Income
                                                                                               ------------
        Unitholders                                                                            $  2,260,918
        Corporate Limited Partner                                                                        15
        General Partners                                                                             69,926
                                                                                               ------------

                                                                                               $  2,330,859
                                                                                               ============

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

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                              --------------------

H.   FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS, continued

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

     At December 31, 2001 and 2000, the estimated fair values of the Partnership's financial instruments are as follows (amounts rounded to nearest thousand):

                                                2001                            2000
                                     ---------------------------      ------------------------
                                       Fair            Carrying         Fair         Carrying
                                       Value             Value          Value          Value
                                     ---------         ---------      --------       ---------
Cash and cash equivalents            $   3,604         $   3,604      $  2,738       $   2,738

MBS                                     14,308            14,308         6,640           6,640

PIMs                                    24,767            23,724        32,886          33,004
                                     ---------         ---------      --------       ---------

                                     $  42,679         $  41,636      $ 42,264       $  42,382
                                     =========         =========      ========       =========