Form 10-K
period 2002-12-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2003-03-31
CIK 832095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17690

Krupp Insured Mortgage Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts	04-3021395
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (617) 523-0066

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐  No  ☒

Aggregate market value of voting securities held by non-affiliates:  Not applicable.

Documents incorporated by reference: See Item 15

The exhibit index is located on pages 11-12

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.                             BUSINESS

Krupp Insured Mortgage Limited Partnership (the “Partnership”) is a Massachusetts limited partnership which was formed on March 21, 1988.  The Partnership raised approximately $299 million through a public offering of limited partner interests evidenced by units of depositary receipts (“Units”), and used the proceeds available for investment primarily to acquire participating insured mortgages (“PIMs”) and mortgage-backed securities (“MBS”).  The Partnership considers itself to be engaged only in the industry segment of investment in mortgages.

The Partnership’s investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the “insured mortgage”) guaranteed or insured as to principal and basic interest.  These insured mortgages were issued or originated under or in connection with the housing programs of the Government National Mortgage Association (“GNMA”) or the Department of Housing and Urban Development (“HUD”).  PIMs provide the Partnership with monthly payments of principal and basic interest and also may provide the Partnership with participation in the current revenue stream and in residual value, if any, from the sale or other realization of the underlying property (participation interest).  The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage.  The participation features are neither insured nor guaranteed.

The Partnership also has investments in MBS collateralized by single-family mortgage loans issued or originated by Fannie Mae, or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Fannie Mae and FHLMC guarantee the principal and basic interest of the Partnership’s Fannie Mae and FHLMC MBS, respectively.

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

The Partnership’s investments are not expected to be subject to seasonal fluctuations.  However, the future performance of the Partnership will depend upon certain factors which cannot be predicted.  In addition, any ultimate realization of the participation features of the PIMs will be subject to similar risks associated with equity real estate investments, including: reliance on the owner’s operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and provide adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

The Partnership anticipates there will be sufficient cash flow from the mortgages to meet cash requirements.  To the extent that the Partnership’s cash flow should be insufficient to meet the Partnership’s operating expenses and liabilities, it will be necessary for the Partnership to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing.  The Partnership may borrow money on an unsecured or secured basis to further the purposes of the Partnership.  The Partnership may pledge mortgages as security for any permitted borrowing.  The Partnership, under some circumstances, may borrow funds from any general partner or an affiliate of any general partner.  However, the transaction must include interest rates and other finance charges and fees not in excess of the amounts that are charged by unaffiliated lenders for comparable loans and must satisfy other conditions specified in the partnership agreement.  The Partnership has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms and Section 223(f) provides for loans with 35 year terms.  Both have a call option at any time after ten years, upon one year’s notice.  The subordinated promissory notes and subordinated mortgages that secure the participation feature of the PIMs provide for acceleration of maturity at the earlier of the sale of the underlying property or the call date, typically expected to be a date ten years after the date of the final endorsement for mortgage insurance.

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

The Partnership will not underwrite securities of other issuers, offer securities in exchange for property, invest in securities of other issuers for the purpose of exercising control or issue senior securities, and the Partnership has not engaged in any of these actives during the past.  The Partnership has not repurchased or reacquired any of the partner interest from partners or units from unit holders in the past and does not intend to do so in the future.  The Partnership may not make loans to any general partner or any affiliate of any general partner and will not make loans to any other persons, other than mortgage investments of the type described above.

The requirements for compliance with federal, state and local regulations to date have not had a material adverse effect on the Partnership’s operations, and the Partnership does not presently anticipate any material adverse effect in the future.

As of December 31, 2002 no personnel were directly employed by the Partnership.

ITEM 2.                             PROPERTIES

None.

ITEM 3.                             LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or to which any of its securities is the subject.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2002 was approximately 12,220.  One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution.

On August 28, 2002, the Partnership paid a special distribution of $.59 per Limited Partner interest from the Richmond Park Apartments MBS principal proceeds received during June 2002 in the amount of $8,796,086.

On March 1, 2002, the Partnership paid a special distribution of $.10 per Limited Partner interest from proceeds received from the prepayment of the single family MBS over the last few years.

The Partnership will make special distributions in the future as PIMs prepay or if a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made distributions to its Partners during the two years ended December 31, 2002 and 2001 as follows:

	2002		2001
	Amount	Per Unit	Amount	Per Unit
Quarterly Distributions:
Limited Partners	$3,589,632	$.24	$3,589,632	$.24
General Partners	67,177	—	78,831	—
	3,656,809		3,668,463

Special Distributions:
Limited Partners	10,320,189	$.69	—	$—

	$13,976,998		$3,668,463

ITEM 6.                             SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership’s financial position and operating results.  This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 (Appendix A) of this report, respectively.

	2002	2001	2000	1999	1998

Total revenues	$2,688,862	$3,120,660	$4,690,857	$9,806,072	$11,954,179

Net income	2,106,403	2,511,481	3,879,148	7,502,317	9,100,138

Net income allocated to Partners:
Limited Partners	2,043,211	2,436,137	3,762,774	7,277,247	8,827,134
Average per Unit	.14	.16	.25	.49	.59
General Partners	63,192	75,344	116,374	225,070	273,004

Total assets at December 31	29,841,874	41,946,276	42,790,650	98,726,491	135,213,294

Distributions to Partners:
Quarterly Distributions:
Limited Partners	3,589,632	3,589,632	5,833,146	12,563,709	13,909,819
Average per Unit	.24	.24	.39	.84	.93
General Partners	67,177	78,831	142,320	260,692	310,079

Special Distributions:
Limited Partners	10,320,189	—	53,994,033	30,511,863	20,789,946
Average Per Unit	.69	—	3.61	2.04	1.39

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At December 31, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.8 million as well as the cash flow provided by its investments in PIMs and MBS.  The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership’s liquidity is the quarterly distribution paid to investors of approximately $900,000.  Funds for the quarterly distributions come from scheduled monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the MBS and interest earned on the Partnership’s cash and cash equivalents.  The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership.  As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors.  The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows.  In general, the General Partners try to set a distribution rate that provides for level quarterly distributions.  To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate and distribute such funds through a special distribution.  Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution of $.06 per Limited Partner interest per quarter for the near future.

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

During May 2001, the Partnership received $19,231 from the borrowers of the Richmond Park PIM as a settlement to release the loan’s participation features.  The property was not generating sufficient cash flow to pay any participation from property operations nor did it have sufficient appreciation in value to meet the threshold to pay any participation based on value if the property was sold or refinanced. Considering the property’s physical condition, there was little likelihood that its status would improve. Rental rate increases and occupancy levels had been difficult to achieve.  Consequently, all of the cash flow generated by the property went back into operations.  While the borrower had assured the Partnership that the insured first mortgage debt was serviced, no major capital improvements were undertaken to enhance the property’s leasing efforts.  Furthermore, routine maintenance and repairs were beginning to be prioritized according to need and available cash.  The condition of the property and its inability to generate sufficient cash flow seriously impaired the ability of the borrower to either sell the property or refinance it without taking a loss.  The borrower’s business plan was to make a significant investment in the property to correct deferred maintenance and functional obsolescence and to market it for leasing in order to reposition the property for a successful sale or refinance.  The borrowers were unwilling to make the significant investments necessary while the property was encumbered with the PIM’s participation features.  As a result, the borrowers requested a release of the participation features while keeping the insured first mortgage in place until operations improved and the property could be sold or refinanced.  The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds based on the property’s physical condition. Upon this settlement, the insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of the investment was a GNMA MBS.  The Partnership also reclassified this investment as available-for-sale concurrent with the release of the participation feature.  The Partnership continued to receive the scheduled principal and interest payments on the first mortgage until it was paid in full.

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

The Partnership agreed in December of 2000 to provide debt service relief for the Wildflower PIM due to the property’s poor operating performance in the competitive Las Vegas market.  Occupancy had fallen as low as 80%, and the property had been unable to generate sufficient revenues to adequately maintain the property.  Consequently, a loan modification agreement, between the Partnership, the borrower entity under the PIM, the principals of the borrower entity and the affiliated property management agent, provides operating funds for property repairs.  As of December 31, 2002 the repairs are complete, and the property’s occupancy was 90%.  Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non-interest-bearing loan.  In addition, an escrow account to be used exclusively for property repairs was established and is under the control of the Partnership.  The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and continued to deposit a similar amount through the end of the modification.  The Partnership made an initial deposit into the escrow account to match the $105,000 principals’ loan and the management agent’s initial deposit and continued to match additional deposits through the end of the modification.  The Partnership’s contributions to the escrow account have been considered an interest rebate.  The principals’ loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years.  Any repayments will be made on a pro rata basis among the parties.  The effective interest rate after the interest rebate was to a level that was at the then prevailing rate for similar instruments.

The borrower on the Wildflower PIM is seeking to refinance the property.  The Partnership expects that this loan will be paid off during 2003.  In addition, the Partnership expects that the interest rate rebate will be returned by the borrower.  At this time it is unclear if the Partnership will be entitled to receive any proceeds from the participation feature of the PIM.

The Partnership’s other remaining PIM investment is backed by the underlying first mortgage loan on Creekside.  Located in Clackamas County near Portland, Oregon, property operations have been affected by an extensive road improvement project. The County is building a new road interchange, and construction has impeded access to the property resulting in some loss of occupancy as residents have been inconvenienced and leasing has been hampered.  The borrower has learned that a significant portion of the property will be taken by eminent domain, possibly including some of the apartment buildings.  The borrower is contesting the condemnation action because the County’s monetary payment for the land taken will not fully compensate ownership for the adverse effects that construction project will have on the remaining portion of the property.  It is expected that the legal proceedings will be complicated and lengthy, particularly because the property is security for an FHA-insured mortgage.

The borrower on the Creekside PIM is seeking to refinance the property.  The Partnership expects that this loan will be paid off during the first half of 2003. However, the Partnership does not expect to receive any proceeds from the participation feature of the PIM.

In the event that both Wildflower and Creekside are paid off, the Partnership would then commence an orderly liquidation of the remaining assets of the partnership and subsequently pay a liquidating distribution.

In addition to providing insured or guaranteed monthly principal and basic interest payments from the insured first mortgage or GNMA MBS portion of the PIM, the Partnership’s PIM investments also may provide additional income through its participation interest in the underlying properties.  The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced.  However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

In the event that the PIMs do not pay off as discussed above, the Partnership does have the option to call these PIMs by accelerating their maturity.  If the call feature is exercised for both the participation feature and the insured mortgage or MBS portion of the PIMs then the insurance feature of the loan would be canceled.  Therefore, the Partnership would determine the merits of exercising the call option for each PIM as economic conditions warrant.  Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing would affect those decisions.

Critical Accounting Policies

The Partnership’s critical accounting policies relate to revenue recognition related to the Partnership’s PIM investments, amortization of Prepaid Fees and Expenses and the carrying value of MBS.  The Partnership’s policies are as follows:

The Partnership accounts for its MBS portion of a PIM investment in accordance with the Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS.  Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost.  The Partnership holds the insured mortgage portion of its Federal Housing Administration (FHA) PIM at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA.  The Partnership, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale.  The

Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the MBS portfolio will remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners’ Equity.  The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer’s fee) or the stated coupon rate of the GNMA MBS.  The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

Prepaid fees and expenses represented prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing fees of PIMs.  The Partnership amortized prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage.  Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations.  The Partnership amortized prepaid participation servicing fees using a method that approximated the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development (“HUD”) loan or GNMA loan.  Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan were expensed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership’s investments in its insured mortgage and MBS portion of its PIMS and its MBS are guaranteed and/or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Interest Rate Risk

The Partnership’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership’s net income, comprehensive income or financial condition to adverse movements in interest rates.  At December 31, 2002, the Partnerships PIMs and MBS comprise the majority of the Partnership’s assets.  Decreases in interest rates may accelerate the prepayment of the Partnership’s investments.  Increases in interest rates may decrease the proceeds from a sale of the MBS.  The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investments to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

The table below provides information about the Partnership’s financial instruments that are sensitive to changes in interest rates.  For mortgage investments, the table presents principal cash flows and related weighted average interest rates (“WAIR”) by expected maturity dates.  The expected maturity date is contractual maturity adjusted for expectations of prepayments.

	Expected maturity dates ($in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total Face Value	Fair Value(1)

Interest-sensitive assets:

MBS	$3,225	$—	$—	$—	$-	$—	$3,225	$3,423
WAIR	7.95%						7.95%

PIMs	23,414							23,414
WAIR	7.94%	—	—	—	—	—	23,414

Total Interest-sensitive assets	$26,639	$—	$—	$—	$—	$—	$26,639	$26,837

(1)               The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership’s financial statements presented in Appendix A to this report.  As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investments.

Also included in the Partnership’s assets are cash and cash equivalents.  Due to the short term maturity of these investments, generally less than three months, the Partnership is not exposed to significant interest rate risk on these investments.

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2002, 2001 and 2000.

	(Amounts in thousands)
	2002	2001	2000

Interest income on PIMs:
Basic interest	$1,820	$2,069	$2,773
Participation interest	—	19	941
Interest income on MBS	601	902	550
Other interest income	268	130	427
Partnership expenses	(540)	(536)	(674)
Amortization of prepaid fees and expenses	(43)	(73)	(138)

Net income	$2,106	$2,511	$3,879

Net income decreased in 2002 when compared to 2001 primarily due to lower basic interest on PIMs and lower MBS interest income.  This decrease was partially offset by an increase in other interest income.  The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to a MBS in May 2001.  In 2001, the Partnership received a payment from the borrower of the Richmond Park PIM as a settlement to release the loan’s participation feature.  The Partnership continued to receive the scheduled payments on the insured first mortgage and the classification of interest income was changed from PIM interest income to MBS interest income.  MBS interest decreased due to the payoff of the Richmond Park Apartments MBS in June 2002.  MBS interest income also decreased due to on-going single-family MBS principal collections.  Other interest income increased due to the receipt of interest income earned on the float from the Partnership’s distribution account.

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

None.

PART III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers.  Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership which is the other General Partner of the Partnership, is as follows:

Name and Age	Position with Krupp Plus Corporation

Douglas Krupp (56)	President, Co-Chairman of the Board and Director
George Krupp (58)	Co-Chairman of the Board and Director
Peter Donovan (49)	Senior Vice President
Ronald Halpern (61)	Senior Vice President
Alan Reese (49)	Vice President and Treasurer
Carol J.C. Mills (53)	Vice President

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of two operating companies through private equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he also received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of two operating companies through private equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master’s Degree in History from Brown University.  Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January 1998.  In this capacity, he oversees the strategic growth plans of this mortgage banking firm.  Berkshire Mortgage Finance is the 12th largest commercial mortgage servicer in the United States with a servicing and asset management portfolio of $16.4 billion. Previously he served as President of Berkshire Mortgage Finance from January 1993 to January 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm.  Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations.  Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties.  Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.  Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern is President and COO of Berkshire Mortgage Finance.  He has served in these positions since January 1998 and in this capacity, he is responsible for the overall operations of the Company.  Prior to January 1998, he was Executive Vice

President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices.  Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the Mortgage Bankers Association Multifamily Housing Committee.   He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance.  Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, information technology, mortgage trading desk and loan servicing functions.  Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003.  Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000.  Mr. Reese held several positions with BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998.  In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990.  Mr. Reese presently serves on the Board of Trustees for Berklee College of Music.  He received a B.B.A. degree from the University of Wisconsin — Eau Claire and is a Certified Public Accountant.

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $16.4 billion portfolio of loans.  Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999.  From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, Massachusetts.  Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University.  Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate, the Mortgage Bankers Association and the Servicing Advisory Council for Freddie Mac.

ITEM 11.                       EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership’s 14,956,796 outstanding Limited Partner interests.  The only interests held by management or its affiliates consist of the 2.5% general partner interest held by Krupp Plus Corporation, the 97.5% general partner interest held by Mortgage Services Partners Limited Partnership and the 100 Limited Partner interests (0.0007% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

Profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

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

Upon the occurrence of a terminating capital transaction, as defined in the Partnership Agreement, the net cash proceeds of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners or their affiliates receive an Asset Management Fee equal to .75% per annum of the value of the Partnership’s invested assets payable quarterly (the “Asset Management Fee”).  The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership’s Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital.  Total fees payable to the General Partners as asset management or incentive management fees shall not exceed 9.05% of distributable cash flow over the life of the Partnership.  During 2002, Mortgage Services Partners Limited Partnership, a General Partner, received $193,538 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information, other communications to investors and legal fees and expenses.  During 2002, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $125,127 in reimbursements.

During 2002, the General Partners received distributions totaling $67,177 related to their 3% share of Distributable Cash Flow.

ITEM 14.                       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Principal Executive Officer and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Annual Report on Form 10-K.

(b) Changes in Internal Controls

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART IV

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

(b)                                 Reports on Form 8-K

Date of Report	Event Reported	Financial Statements Included
December 31, 2002	Updates on Potential Loan Payoffs	None

(c)                                  Exhibits:

Number and Description

Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)                                  Instruments defining the rights of security holders including indentures:

(4.1)                         Agreement of Limited Partnership dated as of July 19, 1988 [Exhibit A included in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

(4.2)                         Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Agreement of Limited Partnership [Exhibit D included in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

(4.3)                         Copy of First Amended and Restated Certificate of Limited Partnership filed with the Massachusetts Secretary of State on July 1, 1988.  [Exhibit 4.4 to Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated July 20, 1988 (File No. 33-21201)].*

(10)                            Material Contracts:

(10.1)                   Form of agreement between the Partnership and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant’s Registration Statement on Form S-11 dated April 20, 1988 (File No. 33-21201)].*

Wildflower Apartments

(10.2)                   Prospectus for GNMA Pool No. 280652(PL) [Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

(10.3)                   Subordinated Multifamily Deed of Trust dated December 12, 1989 (including Subordinated Promissory Note) between Lincoln Wildflower Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17690)].*

(10.4)                   Loan Modification Agreement, dated December 21, 2000, between Krupp Insured Mortgage Limited Partnership, Berkshire Mortgage Finance Corporation (formally known as Krupp Mortgage Corporation), Legacy Wildflower Limited Partnership (formally known as Lincoln Wildflower Limited Partnership), Legacy Partners 326 Limited Partnership (formally known as Lincoln Property Company #326 Limited) and Legacy Partners Residential, Inc.*

Creekside Apartments

(10.5)                   Subordinated Promissory Note dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.6 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

(10.6)                   Subordinated Multifamily Deed of Trust dated June 28, 1990 between Creekside Associates Limited Partnership and Krupp Insured Mortgage Limited Partnership [Exhibit 19.7 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1990 (File No. 0-17690)].*

(10.7)                   Participation Agreement dated June 28, 1990 between Krupp Mortgage Corporation and Krupp Insured Mortgage Limited Partnership [Exhibit 19.1 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1990 (File No. 0-17690)].*

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

+ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

By:	Krupp Plus Corporation, a General Partner

By:	/s/ Douglas Krupp
Douglas Krupp, President, Co-Chairman (Principal Executive Officer), and Director of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2003.

Signatures	Title(s)

/s/ Douglas Krupp	President, Co-Chairman (Principal Executive Officer) and
Douglas Krupp	Director of Krupp Plus Corporation, a General Partner

/s/ George Krupp	Co-Chairman (Principal Executive Officer) and
George Krupp	Director of Krupp Plus Corporation, a General Partner

/s/ Peter F. Donovan	Senior Vice President of Krupp Plus Corporation, a General Partner
Peter F. Donovan

/s/ Alan Reese	Vice President and Treasurer (Chief Accounting Officer) of Krupp Plus
Alan Reese	Corporation, a General Partner

Certifications

I, Douglas Krupp, certify that:

1.                    I have reviewed this annual report on Form 10-K of Krupp Insured Mortgage Limited Partnership;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Douglas Krupp
Douglas Krupp
Principal Executive Officer

Certifications

I, Alan Reese, certify that:

1.                    I have reviewed this annual report on Form 10-K of Krupp Insured Mortgage Limited Partnership;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.                                       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Alan Reese
Alan Reese
Chief Accounting Officer

APPENDIX A

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND SCHEDULE

ITEM 8 of FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2002

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Krupp Insured Mortgage Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Insured Mortgage Limited Partnership (the “Partnership”) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2003

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

.
Participating Insured Mortgages (“PIMs”) (Notes B, C and H)	$23,414,472	$23,723,593
Mortgage-Backed Securities (“MBS”) (Notes B, D and H)	3,422,980	14,308,403

Total mortgage investments	26,837,452	38,031,996

Cash and cash equivalents (Notes B, C and H)	2,816,834	3,603,846
Interest receivable and other assets	187,588	267,672
Prepaid acquisition fees and expenses, net of accumulated amortization of $596,986 (Note B)	—	30,656
Prepaid participation servicing fees, net of accumulated amortization of $195,430 (Note B)	—	12,106

Total assets	$29,841,874	$41,946,276

LIABILITIES AND PARTNERS’ EQUITY

Liabilities	$47,465	$17,875

Partners’ equity (deficit) (Notes A and E):
Limited Partners (14,956,796 Limited Partner interests outstanding)	29,966,538	41,833,148

General Partners	(381,100)	(377,115)

Accumulated Comprehensive Income (Note B)	208,971	472,368

Total Partners’ equity	29,794,409	41,928,401

Total liabilities and Partners’ equity	$29,841,874	$41,946,276

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues (Note B):
Interest income - PIMs (Note C):
Basic interest	$1,819,774	$2,068,652	$2,772,996
Participation interest	—	19,231	941,003
Interest income - MBS (Note D)	600,880	902,292	549,802
Other interest income	268,208	130,485	427,056

Total revenues	2,688,862	3,120,660	4,690,857

Expenses:
Asset management fee to an affiliate (Note F)	193,538	231,416	318,118
Expense reimbursements to affiliates (Note F)	125,127	118,398	125,247
Amortization of prepaid fees and expenses (Note B)	42,762	73,306	138,050
General and administrative	221,032	186,059	230,294

Total expenses	582,459	609,179	811,709

Net income (Note G)	2,106,403	2,511,481	3,879,148

Other comprehensive income:

Net change in unrealized gain on MBS	(263,397)	312,383	156,410

Total comprehensive income	$1,843,006	$2,823,864	$4,035,558

Allocation of net income (Note E):

Limited Partners	$2,043,211	$2,436,137	$3,762,774

Average net income per Limited Partner interest (14,956,796 Limited Partner interests outstanding)	$.14	$.16	$.25

General Partners	$63,192	$75,344	$116,374

The accompanying notes are an integral

part of the financial statements.

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Limited Partners	General Partners	Accumulated Comprehensive Income	Total Partners’ Equity

Balance at December 31, 1999	$99,051,048	$(347,682)	$3,575	$98,706,941

Net income	3,762,774	116,374	—	3,879,148

Quarterly distributions	(5,833,146)	(142,320)	—	(5,975,466)

Special distributions	(53,994,033)	—	—	(53,994,033)

Change in unrealized gain on MBS	—	—	156,410	156,410

Balance at December 31, 2000	42,986,643	(373,628)	159,985	42,773,000

Net income	2,436,137	75,344	—	2,511,481

Quarterly distributions	(3,589,632)	(78,831)	—	(3,668,463)

Change in unrealized gain on MBS	—	—	312,383	312,383

Balance at December 31, 2001	41,833,148	(377,115)	472,368	41,928,401

Net income	2,043,211	63,192	—	2,106,403

Quarterly distributions	(3,589,632)	(67,177)	—	(3,656,809)

Special distributions	(10,320,189)	—	—	(10,320,189)

Change in unrealized gain on MBS	—	—	(263,397)	(263,397)

Balance at December 31, 2002	$29,966,538	$(381,100)	$208,971	$29,794,409

The accompanying notes are an integral

part of the financial statements.

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Operating activities:
Net income	$2,106,403	$2,511,481	$3,879,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid fees and expenses	42,762	73,306	138,050
Shared Appreciation Interest	—	—	(499,093)
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	80,084	24,698	(105,007)
Increase (decrease) in liabilities	29,590	225	(1,900)

Net cash provided by operating activities	2,258,839	2,609,710	3,411,198

Investing activities:
Principal collections on PIMs including Shared Appreciation Interest of $499,093 in 2000	309,121	330,141	18,885,111
Principal collections on MBS	10,622,026	1,594,718	976,124

Net cash provided by investing activities	10,931,147	1,924,859	19,861,235

Financing activities:
Quarterly distributions	(3,656,809)	(3,668,463)	(5,975,466)
Special distributions	(10,320,189)	—	(53,994,033)

Net cash used for financing activities	(13,976,998)	(3,668,463)	(59,969,499)

Net increase (decrease) in cash and cash equivalents	(787,012)	866,106	(36,697,066)

Cash and cash equivalents, beginning of year	3,603,846	2,737,740	39,434,806

Cash and cash equivalents, end of year	$2,816,834	$3,603,846	$2,737,740

Supplemental disclosure of non-cash investing activities:
Reclassification of investment in a PIM to a MBS	$—	$8,950,340	$—

Non cash activities:
Increase (decrease) in fair value of MBS	$(263,397)	$312,383	$156,410

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

A.                       Organization

Krupp Insured Mortgage Limited Partnership (the “Partnership”) was formed on March 21, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts.  The Partnership was organized for the purpose of investing in multi-family loans and mortgage backed securities.  The Partnership issued all of the General Partner Interests to two General Partners in exchange for capital contributions aggregating $3,000.  Krupp Plus Corporation and Mortgage Services Partners Limited Partnership are the General Partners of the Partnership and Krupp Depositary Corporation is the Corporate Limited Partner.  Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions.  The Partnership terminates on December 31, 2028, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

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

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MBS

The Partnership, in accordance with Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), classifies its MBS portfolio as available-for-sale.  The Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the MBS portfolio will remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners’ Equity.  The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

The Partnership holds the insured mortgage portion of its Federal Housing Administration (FHA) PIM at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA.

Basic interest on PIMs is recognized based on the stated rate of the FHA mortgage loan (less the servicer’s fee) or the stated coupon rate of the Government National Mortgage Association (“GNMA”) MBS.  The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved.  This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

Cash and Cash Equivalents

The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents.  The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

Prepaid Fees and Expenses

Prepaid fees and expenses represented prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing fees of PIMs.  The Partnership amortized prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage.  Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations.

The Partnership amortized prepaid participation servicing fees using a method that approximated the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development (“HUD”) loan or GNMA loan.

Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan were expensed.

Income Taxes

The Partnership is not liable for federal or state income taxes as Partnership income is allocated to the partners for income tax purposes.  In the event that the Partnership’s tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in Partnership taxable income, such change will be reported to the partners.

Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period.  Actual results could differ from those estimates.

C.                         PIMs

At December 31, 2002 and 2001, the Partnership had investments in two PIMs. The Partnership’s PIMs consist of (a) a GNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under HUD’s FHA lending program (collectively the “insured mortgages”), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels.  The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the “Agreement”).

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

Generally, the participation features consist of the following: (i) “Minimum Additional Interest” which is at the rate of .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) “Shared Income Interest” which is 25% to 35% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month and (iii) “Shared Appreciation Interest” which is 25% to 35% of any increase in the value of the underlying property in excess of a specified base.  Payment of participation interest from the operations of the property is limited in any year to 50% of Surplus Cash as defined by HUD.  The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property above certain thresholds.

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

During May 2001, the Partnership received $19,231 from the borrowers of the Richmond Park PIM as a settlement to release the loan’s participation features.  The property never generated sufficient cash flow to pay any participation from property operations nor did it have sufficient value to meet the threshold to pay any participation based on value if the property was sold or refinanced.  The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until operations improved and the property could be sold or refinanced.  The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds based on the property’s physical condition.  Upon this settlement, the insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of the investment was a GNMA MBS.  The Partnership also reclassified this investment as available-for-sale concurrent with the release of the participation feature. The Partnership continued to receive the scheduled principal and interest payments on the first mortgage until it was paid in full.

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

At December 31, 2002 and 2001 there were no loans within the Partnership’s portfolio that were delinquent as to principal or interest.

The Partnership’s PIMs consisted of the following at December 31, 2002 and 2001:

PIMs	Original Face Amount	Interest Rate (a)		Maturity Date (f)	Approximate Monthly Payment (g)
						Investment Basis at December 31,
						2002		2001
GNMA
Wildflower Apts. Las Vegas, NV	$17,600,000	7.75	%(b)(e)(h)	1/15/25	$122,000	$15,527,489		$15,774,526

FHA
Creekside Apts. Portland, OR	8,354,500	8.305	%(b)(c)(d)	11/1/31	60,000	7,886,983		7,949,067

Total	$25,954,500					$23,414,472	(i)	$23,723,593

(a)                                  Represents the permanent interest rate of the GNMA MBS or the HUD-insured first mortgage less the servicers fee. The Partnership may also receive additional interest which consists of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property, (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), and (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

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

(f)                                    The Partnership’s GNMA MBS and HUD direct mortgages have call provisions, which allow the Partnership to accelerate their respective maturity dates.

(g)                                 The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgage.

(h)                                 The coupon rate of interest on the Wildflower Apartments PIM is 7.75% per annum.  However, in December 2000 the Partnership agreed to provide debt service relief for the Wildflower PIM due to the property’s poor operating performance in the competitive Las Vegas market.  Occupancy had fallen as low as 80%, and the property had been unable to generate sufficient revenues to adequately maintain the property.  Consequently, a loan modification agreement between the Partnership, the borrower entity under the PIM, the principals of the borrower entity, and the affiliated property management agent  provided operating funds for property repairs.  Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non interest-bearing loan.  In addition, an escrow account to be used exclusively for property repairs has been established and is under the control of the Partnership.  The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and has continued to deposit a similar amount through December 2002.  The Partnership made an initial deposit into the escrow to match the $105,000 principals’ loan and the management agent’s initial deposit and has continued to match additional deposits through December 2002.  The Partnership’s contributions to the escrow account have been considered an interest rebate.  The principals’ loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years.  Any repayments will be made on a pro rata basis amongst the parties.  The approximate monthly payment is before the rebate which fluctuates month to month.

(i)                                     The aggregate cost of PIMs for federal income tax purposes is $23,414,472.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2002 is as follows:

	2002	2001	2000

Balance at beginning of period	$23,723,593	$33,004,074	$51,390,092

Deductions during period:
Prepayments and principal collections	(309,121)	(330,141)	(18,386,018)
Reclass to MBS	—	(8,950,340)	—

Balance at end of period	$23,414,472	$23,723,593	$33,004,074

The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 2 states.  The apartment complexes range in size from 172 to 540 units.

D.                        MBS

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

At December 31, 2002, the Partnership’s MBS portfolio had an amortized cost of $3,214,009 and gross unrealized gains of $208,971.  At December 31, 2001, the Partnership’s MBS portfolio had an amortized cost of $13,836,035 and gross unrealized gains of $472,368.  The portfolio has maturity dates ranging from 2016 to 2024.

Maturity Date	Fair Value	Unrealized Gain/(Loss)
2003 – 2007	$—	$—
2008 – 2012	—	—
2013 – 2024	3,422,980	208,971

Total	$3,422,980	$208,971

E.                          Partners’ Equity

Profits from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

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

Upon the occurrence of a Terminating Capital Transaction, as defined in the Partnership Agreement, profits from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing negative account balances or if in an amount insufficient to reduce those negative capital account balances to zero, then in proportion to any negative account balances, second, to the Limited Partners until their Capital Account is equal to their Invested Capital, third, to the General Partners until their Capital Account is equal to their Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have been allocated profits equal to the Cumulative Return on Invested Capital less the sum of all amounts of cash distributed to the Limited Partners from Distributable Cash Flow and from Capital Transaction Proceeds, fifth, to the General Partners until they have received profits whenever allocated pursuant to Section 8.1(b) Third and Fourth and Section 8.1(c) Fourth equals 4% of all amounts distributed of the Net Cash Proceeds of the Terminating Capital Transaction and all other Capital Transactions whenever occurring, and sixth, any remaining profits shall be allocated 96% to the Limited Partners and 4% to the General Partners.

Losses from a Terminating Capital Transaction shall be allocated to the Limited Partners and the General Partners to the extent of, and any excess in proportion to, the positive balances in their Capital Accounts.  The net cash proceeds of a Terminating Capital Transaction will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total Invested Capital, third, to the General Partners until they have received a return of their total Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received any deficiency in the 11% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Terminating Capital Transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or the excess of 1.01% of the total Capital Contributions of the Limited Partners over the amount of capital previously contributed by the General Partners.

During 2002, 2001 and 2000 the Partnership made quarterly distributions totaling $.24, $.24 and $.39 per Limited Partner interest, respectively.  The Partnership made special distributions of $.69 and $3.61 per Limited interest in 2002 and 2000, respectively.

As of December 31, 2002, the following cumulative partner contributions and allocations have been made since inception    of the Partnership:

	Unitholders	Corporate Limited Partner	General Partners	Accumulated Comprehensive Income	Total

Capital contributions	$298,678,321	$2,000	$3,000	$—	$298,683,321

Syndication costs	(20,431,915)	—	—	—	(20,431,915)

Quarterly distributions	(227,646,565)	(1,636)	(4,996,243)	—	(232,644,444)

Special distributions	(169,758,497)	(1,135)	—	—	(169,759,632)

Net income	149,124,928	1,037	4,612,143	—	153,738,108

Unrealized gains on MBS	—	—	—	208,971	208,971

Balance at December 31, 2002	$29,966,272	$266	$(381,100)	$208,971	$29,794,409

F.                          Related Party Transactions

Under the terms of the Partnership Agreement, the General Partners or their affiliates receive an Asset Management Fee equal to .75% per annum of the value of the Partnership’s invested assets payable quarterly.  The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership’s Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital.  Total fees payable to the General Partners as asset management or incentive management fees shall not exceed 9.05% of distributable cash flow over the life of the Partnership.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information, other communications to investors and legal fees and expenses.

G.                         Federal Income Taxes

The reconciliation of the net income reported in the accompanying statement of income with the income reported in the Partnership’s 2002 federal income tax return is as follows:

Net income per statement of income	$2,106,403

Less: Book to tax difference for amortization of prepaid fees and expenses	(47,517)

Net income for federal income tax purposes	$2,058,886

The allocation of the 2002 net income for federal income tax purposes is as follows:

Net Income

Unitholders	$1,997,107
Corporate Limited Partner	13
General Partners	61,766

$2,058,886

For the years ended December 31, 2002, 2001 and 2000 the average per unit net income to the Unitholders for federal income tax purposes was $.13, $.15 and $.25, respectively.

The basis of the Partnership’s assets for financial reporting purposes was less than its tax basis by approximately $1,914,000 and $1,698,000 at December 31, 2002 and 2001, respectively.  The basis of the Partnership’s liabilities for financial reporting purposes were the same as its tax basis at December 31, 2002 and 2001, respectively.

H.                        Fair Value Disclosure of Financial Instruments

The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

Cash and cash equivalents

The carrying amount approximates fair value due to the short maturity of those instruments.

MBS

The Partnership estimates the fair value of MBS based on quoted market prices.  Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in MBS had gross unrealized gains of approximately $209,000 and $472,000 at December 31, 2002 and 2001, respectively.

PIMs

As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate or based on expected payoff proceeds.  Management does not include any participation income in the Partnership’s estimated fair value arising from appreciation of the properties, as Management does not believe it can predict the time of realization of the feature with any certainty.  Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in PIMs had gross unrealized gains of approximately $0 and $1,043,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, the estimated fair values of the Partnership’s financial instruments are as follows (amounts rounded to nearest thousand):

	2002		2001
	Fair Value	Carrying Value	Fair Value	Carrying Value

Cash and cash equivalents	$2,817	$2,817	$3,604	$3,604

MBS	3,423	3,423	14,308	14,308

PIMS	23,414	23,414	24,767	23,724

Total	$29,654	$29,654	$42,679	$41,636