Form 10-Q
period 2003-03-31
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2003-05-13
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to___________

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

Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                               ASSETS

                                                                              March 31,      December 31,
                                                                                 2003            2002
                                                                             ------------    ------------

Participating Insured Mortgages ("PIMs") (Note 2)                            $ 23,333,226    $ 23,414,472
Mortgage-Backed Securities ("MBS")(Note 3)                                      2,983,292       3,422,980
                                                                             ------------    ------------

   Total mortgage investments                                                  26,316,518      26,837,452

Cash and cash equivalents                                                       2,806,747       2,816,834
Interest receivable and other assets                                              182,256         187,588
                                                                             ------------    ------------

   Total assets                                                              $ 29,305,521    $ 29,841,874
                                                                             ============    ============

                                  LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                  $     46,033    $     47,465
                                                                             ------------    ------------

Partners' equity (deficit) (Note 4):
  Limited Partners
   (14,956,796 Limited Partner interests outstanding)                          29,413,750      29,966,538

  General Partners                                                               (387,174)       (381,100)

  Accumulated comprehensive income                                                232,912         208,971
                                                                             ------------    ------------

   Total Partners' equity                                                      29,259,488      29,794,409
                                                                             ------------    ------------

   Total liabilities and partners' equity                                    $ 29,305,521    $ 29,841,874
                                                                             ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     ----------------------
                                                                       2003          2002
                                                                     --------      --------
Revenues:
   Interest income - PIMs:
      Basic interest                                                 $459,514      $457,646
   Interest income - MBS                                               59,288       258,531
   Other interest income                                               18,020        18,185
                                                                     --------      --------

            Total revenues                                            536,822       734,362
                                                                     --------      --------

Expenses:
   Asset management fee to an affiliate                                29,781        56,329
   Expense reimbursements to affiliates                                73,395        24,232
   Amortization of prepaid fees and expenses                               --        18,326
   General and administrative                                          78,368        47,902
                                                                     --------      --------

            Total expenses                                            181,544       146,789
                                                                     --------      --------

Net income                                                            355,278       587,573

Other comprehensive income:

     Net change in unrealized gain on MBS                              23,941        24,444
                                                                     --------      --------

Total comprehensive income                                           $379,219      $612,017
                                                                     ========      ========

Allocation of net income (Note 4):

   Limited Partners                                                  $344,620      $569,946
                                                                     ========      ========

   Average net income per Limited Partner
    interest (14,956,796 Limited Partner interests outstanding)      $    .02      $    .04
                                                                     ========      ========

   General Partners                                                  $ 10,658      $ 17,627
                                                                     ========      ========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                              For the Three Months
                                                                  Ended March 31,
                                                           --------------------------
                                                               2003           2002
                                                           -----------    -----------
   Operating activities:
   Net income                                              $   355,278    $   587,573
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Amortization of prepaid fees and expenses                      --         18,326
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets         5,332         12,100
        Increase (decrease) in liabilities                      (1,432)        33,713
                                                           -----------    -----------

          Net cash provided by operating activities            359,178        651,712
                                                           -----------    -----------

Investing activities:
   Principal collections on PIMs                                81,246         74,964
   Principal collections on MBS                                463,629        566,003
                                                           -----------    -----------

          Net cash provided by investing activities            544,875        640,967
                                                           -----------    -----------

Financing activities:
   Quarterly distributions                                    (914,140)      (916,842)
   Special distributions                                            --     (1,495,679)
                                                           -----------    -----------

          Net cash used for financing activities              (914,140)    (2,412,521)
                                                           -----------    -----------

Net decrease in cash and cash equivalents                      (10,087)    (1,119,842)

Cash and cash equivalents, beginning of period               2,816,834      3,603,846
                                                           -----------    -----------

Cash and cash equivalents, end of period                   $ 2,806,747    $ 2,484,004
                                                           ===========    ===========

Non cash activities:
   Increase in unrealized gain on MBS                      $    23,941    $    24,444
                                                           ===========    ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership (collectively the "General Partners"), of Krupp Insured Mortgage Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2003, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At March 31, 2003, the Partnership has estimated that the GNMA MBS portion of the Wildflower PIM and the FHA insured mortgage portion of the Creekside PIM have a fair value of $23,333,226. Fair value is based on expected payoff proceeds from the GNMA MBS and FHA insured mortgage and does not include any value for the participation feature. The Partnership's PIMs have maturities ranging from 2025 to 2031.

3.    MBS

      At March 31, 2003, the Partnership's MBS portfolio had an amortized cost of $2,750,380 and gross unrealized gains of $232,912. The MBS portfolio has maturity dates ranging from 2016 to 2024.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 2003 is as follows:

                                                                      Accumulated        Total
                                      Limited          General       Comprehensive     Partners'
                                     Partners         Partners          Income          Equity
                                   -------------    -------------    -------------   -------------
Balance at December 31, 2002       $  29,966,538    $    (381,100)   $     208,971   $  29,794,409

Net income                               344,620           10,658               --         355,278

Quarterly distributions                 (897,408)         (16,732)              --        (914,140)

Change in unrealized gain on MBS              --               --           23,941          23,941
                                   -------------    -------------    -------------   -------------

Balance at March 31, 2003          $  29,413,750    $    (387,174)   $     232,912   $  29,259,488
                                   =============    =============    =============   =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.8 million as well as the cash flow provided by its investments in PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

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

The Partnership agreed in December of 2000 to provide debt service relief for the Wildflower PIM due to the property's poor operating performance in the competitive Las Vegas market. Occupancy had fallen as low as 80%, and the property had been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement, between the Partnership, the borrower entity under the PIM, the principals of the borrower entity and the affiliated property management agent, provided operating funds for property repairs. At December 31, 2002 the repairs were complete, and the property's occupancy was 90%. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non-interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs was established and was under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and continued to deposit a similar amount through the end of the modification. The Partnership made an initial deposit into the escrow account to match the $105,000 principals' loan and the management agent's initial deposit and continued to match additional deposits through the end of the modification. The Partnership's contributions to the escrow account have been considered an interest rebate. The principals' loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis among the parties. The effective interest rate after the interest rebate was equivalent to the then prevailing rate for similar instruments.

The borrower on the Wildflower PIM is seeking to refinance the property. The Partnership expects that this loan will be paid off during the third quarter of 2003. In addition, the Partnership expects that the interest rate rebate will be returned by the borrower. At this time it is unclear if the Partnership will be entitled to receive any proceeds from the participation feature of the PIM.

The Partnership's other remaining PIM investment is backed by the underlying first mortgage loan on Creekside. Located in Clackamas County near Portland, Oregon, property operations have been affected by an extensive road improvement project. The County is building a new road interchange, and construction has impeded access to the property resulting in some loss of occupancy as residents have been inconvenienced and leasing has been hampered. The borrower has learned that a significant portion of the property will be taken by eminent domain, possibly including some of the apartment buildings. The borrower is contesting the condemnation action because the County's monetary payment for the land taken will not fully compensate ownership for the adverse effects that construction project will have on the remaining portion of the property. It is expected that the legal proceedings will be complicated and lengthy, particularly because the property is security for an FHA-insured mortgage. However, the borrower on the Creekside PIM is seeking to refinance the property. The Partnership expects that this loan will be paid off during the second quarter of 2003. The Partnership does not expect to receive any proceeds from the participation feature of the PIM.

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

Critical Accounting Policies

The Partnership's critical accounting policies relate to revenue recognition related to the Partnership's PIM investments, amortization of Prepaid Fees and Expenses and the carrying value of MBS. The Partnership's policies are as follows:

The Partnership accounts for its MBS portion of a PIM investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost. The Partnership holds the insured mortgage portion of its Federal Housing Administration (FHA) PIM at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA. The Partnership, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the MBS portfolio will remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

Net income decreased in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to lower MBS interest income and increases in expense reimbursements to affiliates and general and administrative expense. This decrease was partially offset by a decrease in asset management fees. MBS interest income decreased due to the payoff of the Richmond Park Apartments MBS in June 2002 and on-going single-family MBS principal collections. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections from MBS and PIMs. General and administrative expenses and expense reimbursement to affiliates increased for the period ended March 31, 2003 primarily due to a change in the estimated cost of services provided to the Partnership in 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its insured mortgage and MBS portion of its PIMs and its MBS are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2003, the Partnerships PIMs and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investments to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                              Krupp Insured Mortgage Limited Partnership
                                                 (Registrant)


                              BY:   /s/ Alan Reese
                                  --------------------------------------------
                                  Alan Reese
                                  Treasurer and Chief Accounting Officer of
                                  Krupp Plus Corporation, a General Partner

DATE: April 28, 2003.

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

Date: April 28, 2003

                                                  /s/ Douglas Krupp
                                             --------------------------------
                                                    Douglas Krupp
                                              Principal Executive Officer

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

Date: April 28, 2003

                                                   /s/ Alan Reese
                                        ---------------------------------------
                                                     Alan Reese
                                              Chief Accounting Officer