Form 10-Q
period 2003-06-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2003-08-14
CIK 832095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________


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

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS
                                                              June 30,       December 31,
                                                                2003             2002
                                                            ------------     ------------
Participating Insured Mortgages ("PIMs") (Note 2)           $ 15,396,382     $ 23,414,472
Mortgage-Backed Securities ("MBS") (Note 3)                    2,403,620        3,422,980
                                                            ------------     ------------
   Total mortgage investments                                 17,800,002       26,837,452

Cash and cash equivalents                                      2,882,047        2,816,834
Interest receivable and other assets                             121,726          187,588
                                                            ------------     ------------
   Total assets                                             $ 20,803,775     $ 29,841,874
                                                            ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                 $     64,506     $     47,465
                                                            ------------     ------------
Partners' equity (deficit)(Note 4):
  Limited Partners
   (14,956,796 Limited Partner interests outstanding)         20,937,270       29,966,538

  General Partners                                              (387,069)        (381,100)

  Accumulated comprehensive income                               189,068          208,971
                                                            ------------     ------------
   Total Partners' equity                                     20,739,269       29,794,409
                                                            ------------     ------------
   Total liabilities and partners' equity                   $ 20,803,775     $ 29,841,874
                                                            ============     ============


                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          For the Three Months             For the Six Months
                                                              Ended June 30,                 Ended June 30,
                                                      ---------------------------     ---------------------------
                                                          2003            2002            2003            2002
                                                      -----------     -----------     -----------     -----------
Revenues:
   Interest income - PIMs:
     Basic interest                                   $   407,157     $   455,462     $   866,671     $   913,108
   Interest income - MBS                                   47,443         194,697         106,731         453,228
   Other interest income                                   14,985          19,053          33,005          37,238
                                                      -----------     -----------     -----------     -----------
       Total revenues                                     469,585         669,212       1,006,407       1,403,574
                                                      -----------     -----------     -----------     -----------
Expenses:
   Asset management fee to an affiliate                    33,975          44,821          63,756         101,150
   Expense reimbursements to affiliates                    36,414          33,633         109,809          57,865
   Amortization of prepaid fees and expenses                 --            18,326            --            36,652
   General and administrative                              40,403          73,435         118,771         121,337
                                                      -----------     -----------     -----------     -----------
       Total expenses                                     110,792         170,215         292,336         317,004
                                                      -----------     -----------     -----------     -----------
Net income                                                358,793         498,997         714,071       1,086,570

Other comprehensive income:

   Net change in unrealized gain on MBS                   (43,844)       (287,282)        (19,903)       (262,838)
                                                      -----------     -----------     -----------     -----------

Total comprehensive income                            $   314,949     $   211,715     $   694,168     $   823,732
                                                      ===========     ===========     ===========     ===========
Allocation of net income (Note 4):

   Limited Partners                                   $   348,029     $   484,027     $   692,649     $ 1,053,973
                                                      ===========     ===========     ===========     ===========
   Average net income per Limited
     Partner interest (14,956,796
     Limited Partner interests outstanding)           $       .03     $       .03     $       .05     $       .07
                                                      ===========     ===========     ===========     ===========

   General Partners                                   $    10,764     $    14,970     $    21,422     $    32,597
                                                      ===========     ===========     ===========     ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                  For the Six Months
                                                                     Ended June 30,
                                                             -----------------------------
                                                                 2003             2002
                                                             ------------     ------------
Operating activities:
   Net income                                                $    714,071     $  1,086,570
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Amortization of prepaid fees and expenses                       --             36,652
     Changes in assets and liabilities:
         Decrease in interest receivable and other assets          65,862           64,557
         Increase in liabilities                                   17,041           92,603
                                                             ------------     ------------
         Net cash provided by operating activities                796,974        1,280,382
                                                             ------------     ------------
Investing activities:
   Principal collections on PIMs                                8,018,090          151,451
   Principal collections on MBS                                   999,457        9,720,236
                                                             ------------     ------------
         Net cash provided by investing activities              9,017,547        9,871,687
                                                             ------------     ------------
Financing activities:
   Quarterly distributions                                     (1,822,206)      (1,832,427)
   Special distributions                                       (7,927,102)      (1,495,679)
                                                             ------------     ------------
         Net cash used for financing activities                (9,749,308)      (3,328,106)
                                                             ------------     ------------
Net increase in cash and cash equivalents                          65,213        7,823,963

Cash and cash equivalents, beginning of period                  2,816,834        3,603,846
                                                             ------------     ------------
Cash and cash equivalents, end of period                     $  2,882,047     $ 11,427,809
                                                             ============     ============
Non cash activities:
   Decrease in unrealized gain on MBS                        $    (19,903)    $   (262,838)
                                                             ============     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           --------------------------

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

      The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At June 30, 2003, the Partnership estimated that the GNMA MBS portion of the Wildflower PIM had a fair value of $15,396,382. Fair value is based on expected payoff proceeds from the GNMA MBS and does not include any value for the participation feature. The Partnership's PIM matures in 2025 and at June 30, 2003 was not delinquent as to principal or interest.

      On June 2, 2003, the Partnership received a payoff of the Creekside Apartments PIM for $7,859,546. The underlying property value did not increase sufficiently to meet the criteria for the Partnership to earn any participating interest. On June 23, 2003, the Partnership paid a special distribution of $0.53 per Limited Partner interest from the proceeds received.

3.    MBS

      At June 30, 2003, the Partnership's MBS portfolio had an amortized cost of $2,214,552 and gross unrealized gains of $189,068. The MBS portfolio has maturity dates ranging from 2016 to 2024.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 2003 is as follows:

                                                                      Accumulated          Total
                                       Limited          General      Comprehensive       Partners'
                                      Partners         Partners          Income           Equity
                                    ------------     ------------    -------------     ------------
Balance at December 31, 2002        $ 29,966,538     $   (381,100)    $    208,971     $ 29,794,409

Net income                               692,649           21,422             --            714,071

Quarterly distributions               (1,794,815)         (27,391)            --         (1,822,206)

Special distribution                  (7,927,102)            --               --         (7,927,102)

Change in unrealized gain on MBS            --               --            (19,903)         (19,903)
                                    ------------     ------------     ------------     ------------

Balance at June 30, 2003            $ 20,937,270     $   (387,069)    $    189,068     $ 20,739,269
                                    ============     ============     ============     ============

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.9 million as well as the cash flow provided by its investment in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $900,000. Funds for the quarterly distributions come from scheduled monthly principal and interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate and distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution of $.06 per Limited Partner interest per quarter for the near future.

On June 2, 2003, the Partnership received a payoff of the Creekside Apartments PIM for $7,859,546. The underlying property value did not increase sufficiently to meet the criteria for the Partnership to earn any participating interest. On June 23, 2003, the Partnership paid a special distribution of $0.53 per Limited Partner interest from the proceeds received.

The Partnership agreed in December of 2000 to provide debt service relief for the Wildflower PIM due to the property's poor operating performance in the competitive Las Vegas market. Occupancy had fallen as low as 80%, and the property had been unable to generate sufficient revenues to adequately maintain the property. Consequently, a loan modification agreement was entered into between the Partnership, the borrower entity under the PIM, the principals of the borrower entity and the affiliated property management agent, which provided operating funds for property repairs. At December 31, 2002 the repairs were complete, and the property's occupancy was 90%. Under the modification, the principals of the borrower entity converted $105,000 of cash advances to a long-term non-interest-bearing loan. In addition, an escrow account to be used exclusively for property repairs was established and was under the control of the Partnership. The management agent made an initial deposit into the escrow equal to 30% of the management fees it received during 2000 and continued to deposit a similar amount through the end of the modification. The Partnership made an initial deposit into the escrow account to match the $105,000 principals' loan and the management agent's initial deposit and continued to match additional deposits through the end of the modification. The Partnership's contributions to the escrow account have been accounted for as an interest rebate. The principals' loan and the escrow deposits made by the management agent and the Partnership can be repaid exclusively out of any Surplus Cash, as defined by HUD, that the property may generate in future years. Any repayments will be made on a pro rata basis among the parties. The effective interest rate after the interest rebate was equivalent to the then prevailing rate for similar instruments.

The borrower on the Wildflower PIM is seeking to refinance the property. The Partnership expects that this loan will be paid off during the third quarter of 2003. In addition, the Partnership expects to receive the interest rate rebate of approximately $250,000 when the loan is paid off. At this time it is unclear if the Partnership will be entitled to receive any proceeds from the participation feature of the PIM.

In the event that the Wildflower PIM is paid off, the Partnership would then commence an orderly liquidation of the remaining assets of the Partnership and subsequently pay a liquidating distribution.

In addition to providing insured or guaranteed monthly principal and basic interest payments from the GNMA MBS portion of the PIM, the Partnership's remaining PIM investment also may provide additional income through its participation interest in the underlying property. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the property is sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

In the event that the remaining PIM does not pay off as discussed above, the Partnership does have the option to call this PIM by accelerating its maturity. If the call feature is exercised for both the participation feature and the MBS portion of the PIM then the insurance feature of the loan would be canceled. Therefore, the Partnership would determine the merits of exercising the call option for the PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing would affect those decisions.

Critical Accounting Policies

The Partnership's critical accounting policies relate to revenue recognition related to the Partnership's PIM investments, amortization of Prepaid Fees and Expenses and the carrying value of MBS. The Partnership's policies are as follows:

The Partnership accounts for its MBS portion of a PIM investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost. The Partnership held the insured mortgage portion of its Federal Housing Administration (FHA) PIM at amortized cost and did not establish loan loss reserves as this investment was fully insured by the FHA. The Partnership, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the MBS portfolio will remain after the remaining PIM pays off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

Net income decreased in the three months ended June 30, 2003 as compared to June 30, 2002 primarily due to decreases in MBS interest income and basic interest on PIMs. This decrease was partially offset by decreases in general and administrative expenses and amortization expense. The decrease in MBS interest income is due to the Richmond Park payoff in June 2002 and on-going single-family MBS principal collections. Basic interest on PIMs decreased primarily due to the Creekside payoff in June 2003. General and administrative expenses decreased primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Amortization expense decreased due to the remaining prepaid fees and expenses on the Creekside PIM being fully amortized as of July 2002.

Net income decreased in the six months ended June 30, 2003 as compared to June 30, 2002 primarily due to decreases in MBS interest income and basic interest on PIMs and an increase in expense reimbursements to affiliates. This decrease was partially offset by decreases in asset management fees and amortization expense. The decrease in MBS interest income is due to the Richmond Park payoff in June 2002 and on-going single-family MBS principal collections. Basic interest on PIMs decreased primarily due to the Creekside payoff in June 2003. Expense reimbursements to affiliates increased primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs. Amortization expense decreased due to the remaining prepaid fees and expenses on the Creekside PIM being fully amortized as of July 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in MBS and the MBS portion of its remaining PIM are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States, and both have significant experience in mortgage securitizations. In addition, their MBS carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At June 30, 2003, the Partnership includes in cash and cash equivalents approximately $2.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2003, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its remaining PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIM, the Partnership incorporates prepayment assumptions into planning as the property notifies the Partnership of the intent to prepay or as it matures.

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Senior Vice President and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             None

Item 2.      Changes in Securities and Use of Proceeds
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits

                 (31.1) Senior Vice President Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 (31.2) Chief Accounting Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 (32.1) Senior Vice President Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (32.2) Chief Accounting Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                   Krupp Insured Mortgage Limited Partnership
                                   ------------------------------------------
                                                 (Registrant)


                               BY: /s/ Alan Reese
                                   -----------------------------------------
                                   Alan Reese
                                   Treasurer and Chief Accounting Officer of
                                   Krupp Plus Corporation, a General Partner

DATE: August 6, 2003