Form 10-Q
period 2003-09-30
KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP
filed 2003-11-14
CIK 832095

--------------------------
                                                            OMB APPROVAL
                                                      --------------------------
                                                      OMB Number: 3235-0070
                                                      Expires: March 31, 2006
                                                      Estimated average burden
                                                      hours per response: 192.00
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-17690

                   Krupp Insured Mortgage Limited Partnership
             (Exact name of registrant as specified in its charter)

               Massachusetts                                 04-3021395
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

  One Beacon Street, Boston, Massachusetts                      02108
  (Address of principal executive offices)                    (Zip Code)

                                 (617) 523-0066
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |_| No |X|

SEC 1296 (08-03)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

          STATEMENT OF NET ASSETS IN LIQUIDATION AT SEPTEMBER 30, 2003

                                       AND

                       BALANCE SHEET AT DECEMBER 31, 2002

                              --------------------

                                     ASSETS

                                                                    September 30,     December 31,
                                                                        2003              2002
                                                                    -------------     ------------
Participating Insured Mortgages ("PIMs") (Note 2)                   $ 15,328,844      $ 23,414,472
Mortgage-Backed Securities ("MBS") (Notes 3 and 5)                     2,024,175         3,422,980
                                                                    ------------      ------------

         Total mortgage investments                                   17,353,019        26,837,452

Cash and cash equivalents                                              3,634,336         2,816,834
Interest receivable and other assets                                     118,418           187,588
                                                                    ------------      ------------

      Total assets                                                  $ 21,105,773      $ 29,841,874
                                                                    ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                         $    352,425      $     47,465
                                                                    ------------      ------------

Partners' equity (deficit)(Note 4):
  Limited Partners
      (14,956,796 Limited Partner interests outstanding)              20,976,965        29,966,538

General Partners                                                        (368,850)         (381,100)

Accumulated comprehensive income                                         145,233           208,971
                                                                    ------------      ------------

      Total net assets in liquidation at September 30, 2003 and
      total Partner's equity at December 31, 2002                   $ 20,753,348        29,794,409
                                                                    ============      ------------

      Total liabilities and Partner's equity                                          $ 29,841,874
                                                                                      ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    (In Liquidation as of September 30, 2003)

                              --------------------

                                                        For the Three Months              For the Nine Months
                                                         Ended September 30,              Ended September 30,
                                                  -----------------------------      -----------------------------
                                                      2003              2002             2003             2002
                                                  -----------       -----------      -----------       -----------
Revenues:
   Interest income - PIMs:
      Basic interest                              $   547,745       $   458,149      $ 1,414,416       $ 1,371,257
      Participation interest                          780,000                --          780,000                --
   Interest income - MBS                               41,404            78,593          148,135           531,821
   Other interest income                                7,700            42,169           40,705            79,407
                                                  -----------       -----------      -----------       -----------

            Total revenues                          1,376,849           578,911        2,383,256         1,982,485
                                                  -----------       -----------      -----------       -----------

Expenses:
   Asset management fee to an affiliate                38,979            40,850          102,735           142,000
   Expense reimbursements to affiliates                36,414            33,633          146,223            91,498
   Estimated costs of liquidation (Note 1)            282,518                --          282,518                --
   Amortization of prepaid fees and expenses               --             6,110               --            42,762
     General and administrative                        52,851            36,223          171,622           157,560
                                                  -----------       -----------      -----------       -----------

            Total expenses                            410,762           116,816          703,098           433,820
                                                  -----------       -----------      -----------       -----------

Net income                                            966,087           462,095        1,680,158         1,548,665

Other comprehensive income:

   Net change in unrealized gain on MBS               (43,835)           15,694          (63,738)         (247,144)
                                                  -----------       -----------      -----------       -----------

Total comprehensive income                        $   922,252       $   477,789      $ 1,616,420       $ 1,301,521
                                                  ===========       ===========      ===========       ===========

Allocation of net income (Note 4):

    Limited Partners                              $   937,104       $   448,232      $ 1,629,753       $ 1,502,205
                                                  ===========       ===========      ===========       ===========

    Average net income per Limited
     Partner interest (14,956,796
     Limited Partner interests outstanding)       $       .06       $       .03      $       .11       $       .10
                                                  ===========       ===========      ===========       ===========

    General Partners                              $    28,983       $    13,863      $    50,405       $    46,460
                                                  ===========       ===========      ===========       ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                    (In Liquidation as of September 30, 2003)

                              --------------------

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                            -------------------------------
                                                                                2003               2002
                                                                            ------------       ------------
Operating activities:
  Net income                                                                $  1,680,158       $  1,548,665
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                       --             42,762
      Shared Appreciation Interest                                              (546,000)                --
      Changes in assets and liabilities:
        Decrease in interest receivable and other assets                          69,170             76,302
        Increase (decrease) in liabilities                                       304,960             (1,935)
                                                                            ------------       ------------

    Net cash provided by operating activities                                  1,508,288          1,665,794
                                                                            ------------       ------------

Investing activities:
  Principal collections on PIMs including Shared Appreciation Interest
   of $546,000 in 2003                                                         8,631,628            229,493
  Principal collections on MBS                                                 1,335,067         10,045,111
                                                                            ------------       ------------

    Net cash provided by investing activities                                  9,966,695         10,274,604
                                                                            ------------       ------------

Financing activities:
  Quarterly distributions                                                     (2,730,379)        (2,745,355)
  Special distributions                                                       (7,927,102)       (10,320,189)
                                                                            ------------       ------------

Net cash used for financing activities                                       (10,657,481)       (13,065,544)
                                                                            ------------       ------------

Net increase (decrease) in cash and cash equivalents                             817,502         (1,125,146)

Cash and cash equivalents, beginning of period                                 2,816,834          3,603,846
                                                                            ------------       ------------

Cash and cash equivalents, end of period                                    $  3,634,336       $  2,478,700
                                                                            ============       ============

Non cash activities:
  Decrease in unrealized gain on MBS                                        $    (63,738)      $   (247,144)
                                                                            ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                    (In Liquidation as of September 30, 2003)

                              --------------------

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

      As a result of the payoff of the Wildflower Apartments PIM on September 26, 2003, the Partnership is in the process of winding up its business, which it expects to complete in the fourth quarter of 2003. The Partnership will sell its remaining MBS and then make a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of September 30, 2003 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $282,518, which primarily relates to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Partnership in December 2003.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

      The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      On September 26, 2003, the borrower of the Wildflower Apartments PIM paid off the Subordinated Promissory Note and the GNMA MBS. On September 26, 2003, the Partnership received $546,000 of Shared Appreciation Interest and $234,000 of Minimum Additional Interest. In addition, the Partnership received $250,310, which represents a return of the interest rate rebate which had previously been recorded as a reduction in basic interest. On October 15, 2003, the Partnership received $15,328,844 from the GNMA MBS related to Wildflower. On October 29, 2003, the Partnership paid a special distribution of $1.07 per Limited Partner interest from the proceeds received.

      On June 2, 2003, the Partnership received a payoff of the Creekside Apartments PIM for $7,859,546. The underlying property value did not increase sufficiently to meet the criteria for the Partnership to earn any participating interest. On June 23, 2003, the Partnership paid a special distribution of $0.53 per Limited Partner interest from the proceeds received.

3.    MBS

      At September 30, 2003, the Partnership's MBS portfolio had an amortized cost of approximately $1,878,942, a face value of $1,887,266 and gross unrealized gains of approximately $145,233. The MBS portfolio has maturity dates ranging from 2016 to 2024.

                                    Continued

                   KRUPP INSURED MORTGAGE LIMITED PARTNERSHIP

                    (In Liquidation as of September 30, 2003)

                              --------------------

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2003 is as follows:

                                                                            Accumulated           Total
                                        Limited            General         Comprehensive        Partner's
                                        Partners           Partners           Income              Equity
                                      ------------       ------------      -------------       ------------
Balance at December 31, 2002          $ 29,966,538       $   (381,100)      $    208,971       $ 29,794,409

Net income                               1,629,753             50,405                 --          1,680,158

Quarterly distributions                 (2,692,224)           (38,155)                --         (2,730,379)

Special distribution                    (7,927,102)                --                 --         (7,927,102)

Change in unrealized gain on MBS                --                 --            (63,738)           (63,738)
                                      ------------       ------------       ------------       ------------

Balance at September 30, 2003         $ 20,976,965       $   (368,850)      $    145,233       $ 20,753,348
                                      ============       ============       ============       ============

5.    Subsequent Event

      On October 15, 2003, the Partnership sold its remaining MBS portfolio for $1,897,129, including accrued interest of $5,525. The gain realized from the sale was $145,233.

      At the time of the sale, the MBS portfolio had an amortized cost of $1,746,373 and a face value of $1,753,891. After the sale, the Partnership received $106,965 in additional face value from the October pass-through payment and will receive an additional $26,410 from the November pass-through payment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report on Form 10-K and in this report on Form 10-Q.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

On June 2, 2003, the Partnership received a payoff of the Creekside Apartments PIM for $7,859,546. The underlying property value did not increase sufficiently to meet the criteria for the Partnership to earn any participating interest. On June 23, 2003, the Partnership paid a special distribution of $0.53 per Limited Partner interest from the proceeds received.

On September 26, 2003, the borrower of the Wildflower Apartments PIM paid off the Subordinated Promissory Note and the GNMA MBS. On September 26, 2003, the Partnership received $546,000 of Shared Appreciation Interest and $234,000 of Minimum Additional Interest. In addition, the Partnership received $250,310, which represents a return of the interest rate rebate which had previously been recorded as a reduction in basic interest. On October 15, 2003, the Partnership received $15,328,844 from the GNMA MBS related to Wildflower. On October 29, 2003, the Partnership paid a special distribution of $1.07 per Limited Partner interest from the proceeds received.

As a result of the payoff of the Wildflower PIM, the Partnership is in the process of winding up its business, which it expects to complete in the fourth quarter of 2003 with a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of September 30, 2003 from the going-concern basis to the liquidation basis of accounting.

At September 30, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $3.6 million as well as interest earned on the Partnership's cash and cash equivalents. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations during its liquidation.

On October 15, 2003, the Partnership sold its remaining MBS portfolio for $1,897,129, including accrued interest of $5,525. The gain realized from the sale was $145,233.

The proceeds from the sale of the MBS will be included with other amounts available for distribution from the Terminating Capital Transaction and will be distributed to the Limited Partners prior to year-end 2003 in a final liquidating distribution.

The Partnership is in the process of winding up its business and expects to make a Terminating Capital Transaction distribution, as defined in the Partnership Agreement, to the partners in the fourth quarter of 2003. Upon the occurrence of a Terminating Capital Transaction, the Partnership Agreement provides that losses from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing positive account balances (or if the amount would be insufficient to reduce those positive capital account balances to zero, then in proportion to any positive account balances). The Advisor has estimated that the loss from the Terminating Capital Transaction will be approximately $287,000. As of December 31, 2002, the General Partners had deficit account balances of approximately $459,000 and the Limited Partners had positive account balances of approximately $32,168,000. Therefore, all estimated losses from the Terminating Capital Transaction will be allocated, for tax purposes, to the Limited Partners to reduce their positive capital accounts. Amounts available for distribution from the Terminating Capital Transaction will be distributed to the Limited Partners. Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the remaining deficit balance in their capital accounts. The General Partners have estimated that the deficit balance will be approximately $459,000 which, after satisfaction of any other obligations of the Partnership, will also be distributed to the Limited Partners.

Critical Accounting Policy

The Partnership's critical accounting policy relates to the Partnership's estimates included in its liquidation basis accounting statements. The Partnership's policy is as follows:

The Partnership is in the process of winding up its business, which it expects to complete in the fourth quarter of 2003. In connection therewith, the Partnership has changed its basis of accounting as of September 30, 2003 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $282,518, which primarily relates to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Partnership in December 2003. This amount has been included in the Partnership's liabilities at September 30, 2003.

Results of Operations

Net income increased in the three months ended September 30, 2003 as compared to September 30, 2002 primarily due to increases in basic interest on PIMs and participation interest. This increase was partially offset by decreases in MBS interest income and other interest income and the recording of the estimated liquidation costs of the Partnership. Basic interest on PIMs increased primarily due to the return of the Wildflower Apartments PIM interest rate rebate. This increase was partially offset by the Creekside PIM payoff in June 2003. Participation interest increased due to the participation interest collected from the Wildflower Apartments PIM payoff in September 2003. MBS interest income decreased primarily due to on-going single-family MBS principal collections. Other interest income decreased due to significantly lower average cash balances available for short-term investing and lower interest rates earned on those balances in the three-month period ended September 30, 2003 versus the same period last year. The recording of estimated liquidation costs is due to the Partnership changing its basis of accounting from the going-concern basis to the liquidation basis. Due to this change, the Partnership recorded an estimate in the third quarter of the remaining general and administrative expenses to be incurred through the anticipated liquidation in December 2003.

Net income increased in the nine months ended September 30, 2003 as compared to September 30, 2002 primarily due to increases in basic interest on PIMs and participation interest and decreases in asset management fees and amortization expense. The increase was partially offset by decreases in MBS interest income and other interest income and an increase in expense reimbursements to affiliates. The increase was also partially offset by the recording of the estimated liquidation costs of the Partnership. Basic interest on PIMs increased primarily due to the return of the Wildflower Apartments PIM interest rate rebate. This increase was partially offset by the Creekside PIM payoff in June 2003. Participation interest increased due to the participation interest collected from the Wildflower Apartments PIM payoff in September 2003. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs. Amortization expense decreased due to the remaining prepaid fees and expenses on the Creekside PIM being fully amortized as of July 2002. MBS interest income decreased primarily due to the Richmond Park payoff in June 2002 and on-going single-family MBS principal collections. The decrease in other interest income was due to significantly lower average cash balances available for short-term investing and lower interest rates earned on those balances in the nine-month period ended September 30, 2003 versus the same period last year. The increase in expense reimbursements to affiliates is primarily due to a change in the estimated cost of services provided to the Partnership in 2002. The recording of estimated liquidation costs is due to the Partnership changing its basis of accounting from the going-concern basis to the liquidation basis. Due to this change, the Partnership recorded an estimate in the third quarter of the remaining general and administrative expenses to be incurred through the anticipated liquidation in December 2003.

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

At September 30, 2003, the Partnership includes in cash and cash equivalents approximately $3.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

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

                                   ----------

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

DATE: October 30, 2003